Form 10-Q
period 1997-06-30
3DFX INTERACTIVE INC
filed 1997-08-13
CIK 1010026

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997

                                       OR

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

Commission file number: 0-22651

                             3DFX INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)

      CALIFORNIA                                           77-0390421
      (State or other                                      (I.R.S. Employer
      jurisdiction of                                      Identification
      incorporation or                                     Number)
      organization)

                               4435 FORTRAN DRIVE
                           SAN JOSE, CALIFORNIA 95134
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (408) 935-4400
              (Registrant's telephone number, including area code)


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     No   X
                                        ---     ---

As of July 31, 1997 there were 12,116,802 shares of the Registrant's Common Stock outstanding.

================================================================================

                             3DFX INTERACTIVE, INC.

                                    FORM 10-Q

                                      INDEX


                                                                              Page No.
                                                                              --------
Cover Page.......................................................................1
Index............................................................................2

PART I - Financial Information

         Item 1 - Financial statements

         Condensed Balance Sheets - June 30, 1997 and December 31, 1996..........3
         Condensed Statements of Operations -Three Months and Six Months Ended
                     June 30, 1997 and June 30, 1996.............................4
         Condensed Statements of Cash Flows -Six Months
                     Ended June 30, 1997 and June 30, 1996.......................5
         Notes to Condensed Financial Statements.................................6

         Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................8

PART II - Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders............20

         Item 6 - Exhibits.......................................................22

Signatures.......................................................................23

ITEM 1. FINANCIAL STATEMENTS

                             3DFX INTERACTIVE, INC.

                                    CONDENSED
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          JUNE 30,   DECEMBER  31,
                                                           1997          1996
                                                         --------      --------
Assets:
  Cash and cash equivalents ........................     $ 32,764      $  5,291
  Accounts receivable, net .........................        5,114         1,393
  Inventory ........................................        2,083         4,960
  Other current assets .............................        1,618           321
                                                         --------      --------
          Total current assets .....................       41,579        11,965
  Property and equipment, net ......................        4,092         3,482
  Other assets .....................................           63           134
                                                         --------      --------
                                                         $ 45,734      $ 15,581
                                                         ========      ========



Liabilities and Shareholders' Equity:
  Line of credit ...................................     $  1,358      $  1,076
  Accounts payable .................................        3,590         2,236
  Accrued liabilities ..............................        1,866         1,415
  Current portion of capitalized lease
     obligations ...................................          616           601
                                                         --------      --------
          Total current liabilities ................        7,430         5,328
Capitalized lease obligations, less current
  portion ..........................................          343           632
                                                         --------      --------
Shareholders' equity:
  Preferred Stock ..................................          --         28,701
  Common Stock .....................................       62,068         1,626
  Warrants .........................................           24           353
  Notes receivable .................................           (2)          (19)
  Deferred compensation ............................       (1,423)       (1,250)
  Accumulated deficit ..............................      (22,706)      (19,790)
                                                         --------      --------
          Total shareholders' equity ...............       37,961         9,621
                                                         --------      --------
                                                         $ 45,734      $ 15,581
                                                         ========      ========



            See accompanying notes to condensed financial statements

                             3DFX INTERACTIVE, INC.

                                    CONDENSED
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                           --------------------    --------------------
                                             1997        1996         1997       1996
                                           --------    --------    --------    --------
Revenues:
  Product ...............................   $  5,440    $     --       9,937    $     --
  Development contract ..................      1,067          --       1,817          --
                                            --------    --------    --------    --------
          Total revenues ................      6,507          --      11,754          --

Cost of product revenues ................      3,278          --       5,860          --
                                            --------    --------    --------    --------
          Gross profit ..................      3,229          --       5,894          --
                                            --------    --------    --------    --------

Operating expenses:
  Research and development ..............      2,397       2,864       4,351       4,523
  Selling, general and administrative ...      2,521       1,529       4,368       2,557
                                            --------    --------    --------    --------
          Total operating expenses ......      4,918       4,393       8,719       7,080
                                            --------    --------    --------    --------

Loss from operations ....................     (1,689)     (4,393)     (2,825)     (7,080)
Interest and other income (expense), net         (64)          3         (91)         38
                                            --------    --------    --------    --------
Net loss ................................   $ (1,753)   $ (4,390)   $ (2,916)   $ (7,042)
                                            ========    ========    ========    ========


Net loss per share ......................   $  (0.17)   $  (0.43)   $  (0.27)   $  (0.73)
                                            --------    --------    --------    --------

Shares used in computing net loss per
share ...................................     10,206      10,153      10,861       9,675



            See accompanying notes to condensed financial statements

                             3DFX INTERACTIVE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            1997         1996
                                                          --------     --------
Cash flows from operating activities:
  Net loss ...........................................    $ (2,916)    $ (7,042)
  Adjustments:
       Depreciation ..................................         856          381
       Warrant valuation .............................          --          138
       Stock compensation ............................         242           28
       Increase in allowance for doubtful accounts ...          50           --
       Changes in assets and liabilities:
          Accounts receivable ........................      (3,771)        (180)
          Inventory ..................................       2,877         (617)
          Other assets ...............................      (1,226)         (63)
          Accounts payable ...........................       1,354        1,625
          Accrued liabilities ........................         451         (279)
                                                          --------     --------
Net cash used in operating activities ................      (2,083)      (6,009)
                                                          --------     --------

Cash flows from investing activities for the
  purchase of property and equipment .................      (1,466)      (1,085)
                                                          --------     --------

Cash flows from financing activities:
  Proceeds from issuance of Convertible
     Preferred Stock, net ............................         521       11,634
  Proceeds from issuance of Common
     Stock, net ......................................      30,436           29
 Proceeds from exercise of warrants, net .............          57           --
 Proceeds from drawdown on line of credit, net .......         282           --
 Principal payments of capitalized lease
     obligations .....................................        (274)        (360)
                                                          --------     --------
Net cash provided by financing activities ............      31,022       11,303
                                                          --------     --------

Net increase (decrease) in cash and
  cash equivalents ...................................      27,473        4,209
Cash and cash equivalents at beginning
  of period ..........................................       5,291          865
                                                          --------     --------
Cash and cash equivalents at end
  of period ..........................................    $ 32,764     $  5,074
                                                          ========     ========
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest ...........    $    127     $     51



            See accompanying notes to condensed financial statements

                             3DFX INTERACTIVE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

    3Dfx Interactive Inc. (the "Company" or "3Dfx") was incorporated in California on August 24, 1994. The Company is engaged in the design, development and marketing of 3D media processors specifically designed for interactive electronic entertainment applications.

    The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjuction with the audited financial statements and accompanying notes included in the Company's Prospectus dated June 25, 1997 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-25365), as amended. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    Four customers represented 38%, 16%, 14% and 13% and four customers represented 47%, 10%, 10% and 10% of the Company's revenue during the second quarter and first half of 1997, respectively.

NOTE 3 -- INITIAL PUBLIC OFFERING:

In June 1997, the Company completed its initial public offering and issued 3,000,000 shares of its common stock to the public at a price of $11.00 per share. The Company received cash of approximately $30.4 million, net of underwriting discounts and commissions. Upon the closing of initial public offering, all outstanding shares of the Company's then outstanding Convertible Preferred Stock were automatically converted into shares of common stock. On July 25, 1997, the Company's underwriters exercised an option to purchase an additional 450,000 shares of common stock at a price of $11.00 per share to cover over-allotments. The Company received cash of approximately $4.6 million, net of underwriting discounts and commissions.

NOTE 4 -- DEVELOPMENT CONTRACT:

In March 1997, the Company entered into a development and license agreement with Sega Enterprises, Ltd., under which the Company is entitled to receive development contract revenues and royalties based upon a cumulative volume of units sold by Sega which included the Company's product. In July 1997, the Company learned from Sega that Sega will not use the Company's product in Sega's next generation home game console (See Note 8). Development contract revenues of $1,067,000 were recognized under the percentage of completion method of accounting based on costs incurred relative to total contract costs and $750,000 was recognized for the delivery of certain engineering designs ($1,067,000 and $1,817,000 of development contract revenue was recognized in the three and six months ended June 30, 1997, respectively). The revenue recognized is non-refundable and the Company has no further obligations to Sega with regard to these amounts. The Company has an unbilled development contract receivable of $267,000 as of June 30, 1997. The Company incurred $650,000 and $725,000 of costs relating to this contract in the three and six months ended June 30, 1997, respectively, which are included in research and development. The Company did not earn any royalty revenue in the three and six months ended June 30, 1997. No further revenues are expected under the Sega Agreement.

NOTE 5 -- SHAREHOLDERS' EQUITY:

  Warrants

    In June 1997, TSMC exercised their warrant to purchase 87,510 shares of the Company's Series C Convertible Preferred Stock at an exercise price of $4.40 per share. The aggregate proceeds to the Company were approximately $385,000. Upon the closing of the initial public offering (See Note 3), all of the outstanding shares of the Company's Series C Convertible Preferred Stock, including the shares issued to TSMC upon exercise of the warrant, was converted into shares of common stock.

NOTE 6 -- NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share is computed using the weighted average of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of Convertible Preferred Stock and warrants (using the "if converted" method) and stock options (using the "treasury stock" method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, Convertible Preferred Stock and warrants (using the "if converted" method) and stock options (using the "treasury stock" method at the initial public offering price) issued subsequent to April 1996 have been included in the computation as if they were outstanding for all periods presented.

NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENTS:

Recent Accounting Pronouncements (unaudited)

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Under SFAS 128, the Company will be required to disclose basic earnings per share and diluted per share for all periods for which an income statement is presented, which will replace the disclosure currently presented for primary earnings per share and fully-diluted earnings per share. SFAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic (loss) per share and diluted (loss) per share for the current reporting and comparable period in the prior year is as follows:

                                 THREE MONTHS  ENDED   THREE MONTHS  ENDED    SIX MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30, 1997         JUNE 30, 1996         JUNE 30, 1997       JUNE 30, 1996
                               ---------------------   -------------------    ----------------    ----------------
Basic loss per share .                $  (0.19)             $  (2.29)            $  (0.33)            $  (3.74)
Diluted loss per share                $  (0.17)             $  (0.43)            $  (0.27)            $  (0.73)


NOTE 8 -- SUBSEQUENT EVENT:

     In July 1997, the Company was notified by Sega that Sega was terminating the Sega Agreement (See Note 4). The Company believes that the decision by Sega may constitute a breach of the Sega Agreement and is evaluating its options, including legal recourse. Although the ultimate outcome of this matter is not presently determinable, the Company believes that the resolution of this matter will not have material adverse impact on the Company's financial position or results of operations.

                             3DFX INTERACTIVE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the first paragraph under "Overview" regarding anticipated net losses; the sentences in the second paragraph under "Overview" and the third paragraph under "Results of Operations" regarding future sales of the Obsidian product; the last sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the third paragraph under "Overview" and the third paragraph under "Results of Operations" regarding revenue under the Sega Agreement; the sentences in the fourth and eleventh paragraphs under "Results of Operations" regarding factors affecting gross margin; the sentences in the fifth, sixth, twelfth and thirteenth paragraphs under "Results of Operations regarding future research and development and selling, general and administrative costs, respectively; the sentence in the third paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

OVERVIEW

    The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company had no operations during the period from inception (August 24, 1994) through December 31, 1994. The Company was considered a development stage enterprise and was primarily engaged in product development and product testing until its first commercial product shipments in the third quarter of 1996. The Company has incurred losses since inception and as of June 30, 1997 had an accumulated deficit of $22.7 million. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research and development of the Company's 3D media processor products and product testing. The Company expects to incur additional net losses at least in the near term as it continues to incur substantial research and development and sales and marketing expenses to commercialize its products. There can be no assurance that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be sustained or increased on a quarterly or annual basis in the future

    The Company derives revenue from the sale of 3D media processors and subsystems designed for use in PCs, home game consoles and coin-op arcade systems. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996. The Company's second product, the Voodoo Rush chipset began commercial shipments in April 1997. The Company has also commenced development of Banshee, which is intended to be a high performance, full-featured single chip 3D/2D media processor for the PC and coin-op arcade markets. Historically, the Company has also marketed and sold limited quantities of its Obsidian products, a line of Voodoo Graphics-based 3D processor boards. The Company currently intends to sell the Obsidian product on an opportunistic basis in the future. As a result of the Company's limited operating history and early stage of development, it has only a limited number of customers. Four customers represented 38%, 16%, 14% and 13% and four customers represented 47%, 10%, 10% and 10% of the Company's revenue during the second quarter and first half of 1997, respectively. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future.

    In March 1997, the Company and Sega Enterprises, Ltd. ("Sega") entered into a Technology Development and License Agreement (the "Sega Agreement") pursuant to which the Company began developing a 3D media processor chipset for Sega's next generation home game console. During the six months ended June 30, 1997, the Company recognized development contract revenues of $1.8 million under the Sega Agreement representing 15% of total revenues during that period. In July 1997, the Company learned from Sega that Sega will not use the Company's chipset for the next generation Sega home game console. The Company believes that the decision by Sega may constitute a breach of the Sega Agreement and is evaluating its options, including legal recourse. No future revenues are expected under the Sega Agreement.

    As part of its manufacturing strategy, the Company leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows the Company to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's semiconductor products are currently manufactured by TSMC in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to the Company's forecast. The Company purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of products revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of the Company's products. The Company believes that raw materials required are readily available.

    In connection with the grant of stock options to employees since inception (August 1994), the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. These valuations resulted in charges to operations of $121,000 (of which $48,000 and $73,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) and $242,000 (of which $96,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in the three and six months ended June 30, 1997, respectively, and will result in charges over the next 14 quarters aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

RESULTS OF OPERATIONS

  Three Months Ended June 30, 1997 and 1996

    Revenues. Revenues from product sales are recognized upon product shipment. Revenue resulting from development contracts is recognized by the Company under the percentage of completion method of accounting based upon costs incurred relative to total contract costs. The Company's total revenues were $6.5 million in the three months ended June 30, 1997. No revenues were generated in the three months ended June 30, 1996.

    Product revenues were $5.4 million in the three months ended June 30, 1997. Product revenues in the three months ended June 30, 1997 were principally attributable to sales of the Company's Voodoo Graphics and Voodoo Rush chipsets.

    Development contract revenues of approximately $1.1 million were recognized in the three months ended June 30, 1997 under the percentage of completion method of accounting based on costs incurred relative to total contract costs. The revenue represents certain design work performed under the Sega Agreement. The Company does not expect any further revenues under the Sega Agreement. See "Overview".

    Gross Profit. Gross profit consists of total revenues less cost of product revenues. Cost of product revenues consists primarily of costs associated with the purchase of components, the procurement of semiconductors and printed circuit board assemblies from the Company's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of product revenues does not include expenses related to development contract revenues. Gross profit was $3.2 million in the three months ended June 30, 1997. Cost of product revenues was $3.3 million in the three months ended June 30, 1997. Gross profit as a percentage of total revenues was 50% in the three months ended June 30, 1997. However, given the Company's limited operating history and limited history of product shipments, the Company believes that analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; the mix of revenues between product revenues, and licensing revenues in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

    Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. In addition, costs associated with development contracts are included in research and development. Research and development expenses decreased 16% from $2.9 million in the three months ended June 30, 1996 to $2.4 million in the three months ended June 30, 1997. Research and development expenses in the three months ended June 30, 1997 include costs associated with development contract revenues of approximately $650,000. The decrease reflects a decrease in non-recurring engineering costs resulting from the commencement of manufacturing of the Voodoo Rush chipset, which is based upon existing technology. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

    Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 65 % from $1.5 million in the three months ended June 30, 1996 to $2.5 million in the three months ended June 30, 1997. The increase resulted from the addition of personnel in sales, marketing, finance and administration as the Company expanded operations, increased commission expenses associated with the commencement of commercial sales and increased involvement in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

    Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from net interest and other income of $3,000 in the three months ended June 30, 1996 to net interest and other expense of $64,000 in the three months ended June 30, 1997. The decrease is related to higher interest expense as a result of higher outstanding equipment line of credit and capital lease balances, partially offset by interest income earned on average cash balances.

    Provision For Income Taxes. The Company recorded no provision for income taxes in the three months ended June 30, 1996 and 1997 as it incurred losses during such periods.

  Six Months Ended June 30, 1997 and 1996

    Revenues. The Company's total revenues were $11.7 million in the six months ended June 30, 1997. In 1996, the Company was still in the development stage and did not generate any revenues.

    Product revenues were $9.9 million in the six months ended June 30, 1997. Substantially all of the product revenues in the period were derived from sale of the Company's Voodoo Graphics and Voodoo Rush chipsets and, to a lesser extent, sale of Obsidian graphics subsystems. Development contract revenues of $1.8 million were recognized in the six months ended June 30, 1997. The development contract revenue recognized in the period represents $1.1 million recognized under the percentage of completion method of accounting based on costs incurred relative to total contract costs and $750,000 representing a non-refundable amount due for the delivery of certain engineering designs to Sega. There were no development contract revenues in 1996.

    Gross Profit. Gross profit and cost of product revenues were $5.9 million and $5.9 million, respectively, in the six months ended June 30, 1997. Gross profit as a percentage of total revenues was 50% in the six months ended June 30, 1997. However, given the Company's limited operating history and limited history of product shipments, the Company believes that analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; the mix of revenues between product revenues, and licensing revenues in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

    Research and Development. Research and development expenses decreased 4% from $4.5 million in the six months ended June 30, 1996 to $4.4 million in the six months ended June 30, 1997. The decrease reflects a decrease in non-recurring engineering costs resulting from the commencement of manufacturing of the Voodoo Rush chipset, which is based upon existing technology. Research and development expenses in the six months ended June 30, 1997 include costs associated with development contract revenues of approximately $725,000. The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards. As a result, the Company's success will depend to a substantial degree upon its ability to rapidly develop and introduce new products and enhancements to existing products that meet changing customer requirements and emerging industry standards. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

    Selling, General and Administrative. Selling, general and administrative expenses increased 71% from $2.6 million in the six months ended June 30, 1996 to $4.4 million in 1997. The increase primarily relates to increased finance and administration staffing and related costs necessary to support higher levels of operations, established sales and marketing operations to support the commencement of commercial product shipments, incurred commission expenses associated with product sales and increased participation in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

    Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from $38,000 in the six months ended June 30, 1996 to net interest and other expense of $91,000 in the six months ended June 30, 1997. The decrease is related to higher levels of interest expense as a result of higher outstanding capital lease balances partially offset by interest income earned on average cash balances.

    Provision for Income Taxes. The Company recorded no provision for income taxes in the six months ended June 30, 1996 and 1997 as it incurred losses during such periods.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private placements of equity securities yielding approximately $29.4 million and most recently through an initial public offering in June 1997 yielding approximately $33 million, gross of underwriting fees and expenses. As of June 30, 1997, the Company had approximately $958,000 of equipment line financing in place. As of June 30, 1997, the Company had approximately $32.7 million in cash and cash equivalents.

    Net cash used in operating activities was approximately $6.0 million and $2.1 million in the six months ended June 30, 1996 and June 30, 1997, respectively. For the six months ended June 30, 1996, net cash used in operating activities was due primarily to the net loss of $7.0 million and a decrease in inventory of approximately $617,000, partially offset by increases in accounts payable of $1.6 million. Net cash used in operating activities in the six months ended June 30, 1997 was due primarily to the net loss of $2.9 million, a $3.8 million and $1.2 million increase in accounts receivable and other assets, respectively, which was partially offset by a $2.9 million and $1.8 million increase in inventory and accounts payable and accrued liabilities, respectively.

    Net cash used in investing activities was approximately $1.1 million and $1.5 million in the six months ended June 30, 1996 and June 30, 1997, respectively, and was due, in each period, to the purchase of property and equipment. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of June 30, 1997, the Company had capital equipment of $6.2 million less accumulated depreciation of $2.1 million to support its research and development and administrative activities. The Company has financed approximately $1.9 million from capital lease obligations through June 30, 1997. The Company has an equipment line of credit, which provided initially for the purchase of up to $2.0 million of property and equipment, of which approximately $1.7 million had been utilized as of June 30, 1997. No remaining borrowing capacity is available under this equipment line of credit. Borrowings under this line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% per annum (8.5% as of June 30, 1997). The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth profitability and liquidity. The Company was in compliance with its covenants as of June 30, 1997. The lease line of credit expires in August 1998. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

    Net cash provided by financing activities was approximately $11.3 million and $31.0 million in the six months ended June 30, 1996 and 1997, respectively, due primarily to proceeds from the issuance of Preferred Stock in the six months ended June 30, 1997 and the initial public offering in the six months ended June 30, 1997.

    The Company has a line of credit agreement with Silicon Valley Bank, which provides for maximum borrowings in an amount up to the lesser of 75% of eligible accounts receivable plus 100% of cash and cash equivalents or $4.0 million. Borrowings under the line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% per annum. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. The Company is in compliance with its covenants as of June 30, 1997. The line of credit expires in August 1997. At June 30, 1996 and June 30, 1997, there were no borrowings outstanding under this line of credit, respectively.

    The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and available borrowings under line of credit arrangements and other factors. The Company believes that the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through December 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    Limited Operating History; Anticipation of Continued Losses. The Company has a limited operating history, has been engaged primarily in research and product development with only limited revenues to date and has incurred net losses in every quarter. The Company was a development stage company until its first commercial product shipments in the third quarter of 1996. The Company's limited operating history makes the assessment of future operating results difficult. The Company incurred net losses of approximately $5.0 million, $14.8 million and $2.9 million in 1995, 1996 and for the six months ended June 30, 1997, respectively, and had an accumulated deficit of $22.7 million at June 30, 1997. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. The Company expects to incur additional net losses at least in the near term as it continues to incur substantial research and development and sales and marketing expenses to commercialize its products. If significant revenues or profitability are ever be achieved, they may not be sustained or increased on a quarterly or annual basis in the future.

         Potential Fluctuations in Quarterly Results. The Company believes that quarterly and annual results of operations will be affected by a variety of factors that could materially adversely affect revenues, gross profit and income from operations. These factors include, among others, demand and market acceptance for the Company's products; changes in the relative volume of sales of the Company's various products; changes in the relative volume of sales to the Company's various direct and indirect customers; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; unanticipated delays or problems experienced by the Company's product development partners; market acceptance of the products of the Company's customers; new product announcements or product introductions by the Company's competitors; the Company's ability to introduce new products in accordance with OEM design requirements and design cycles; changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; expenditures in connection with enforcing contractual and other rights; fluctuations in manufacturing capacity; competitive pressures resulting in lower average selling prices; the volume of orders that are received and can be fulfilled in a quarter; the rescheduling or cancellation of customer orders; supply constraints for the other components incorporated into its customers' products; the unanticipated loss of any strategic relationship; seasonal fluctuations associated with the tendency of PC sales to increase in the second half of each calendar year; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with protecting the Company's intellectual property; and foreign exchange rate fluctuations. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues. Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly results of operations. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. Finally, the Company's results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of the Common Stock could be materially adversely affected.

    Competition. The Company's strategy of targeting the interactive electronic entertainment market across multiple platforms requires the Company to compete in several market segments, all of which are intensely competitive. The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's 3D media processors or provide better performance or additional features not currently provided by the Company. Regardless of the quality of the Company's products, the market power, product breadth and customer relationships of its larger competitors, including Intel and Microsoft, can be expected to provide such competitors with substantial competitive advantages. Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since they maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the rapidly evolving market for 3D interactive electronic entertainment will depend upon certain factors, many of which are beyond the Company's control, including, but not limited to, success in designing and subcontracting the manufacture of new products; implementing new technologies; access to adequate sources of raw materials and foundry capacity; the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new multimedia and PC standards; the ability of the Company to protect its intellectual property; market acceptance of the Company's 3D solution and API; success of the competitors' products; and industry and general economic conditions. In addition to competition from companies in the entertainment segments of the PC market, the Company faces potential competition from companies that have focused on the high-end of the 3D market for PCs and the production of 3D systems targeted for the professional engineering market. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications and may enter the interactive electronics entertainment market.

         Dependence on Emerging 3D Interactive Electronic Entertainment Market. The market for 3D interactive electronic entertainment for use in PCs, home game consoles and coin-op arcade systems has only recently begun to emerge. The Company's ability to achieve sustained revenue growth and profitability in the future will depend to a large extent upon the demand for 3D multimedia functionality in PCs, home game consoles and coin-op arcade systems. There can be no assurance that the market for 3D interactive electronic entertainment will continue to develop or grow at a rate sufficient to support the Company's business. If the market for 3D interactive electronic entertainment fails to develop, or develops more slowly than expected, or if the Company's products do not achieve market acceptance, even if such market does develop, the Company's business, financial condition and results of operations could be materially adversely affected. Demand for the Company's products is also dependent upon the widespread development of 3D interactive electronic entertainment applications by independent software vendors ("ISVs"), the success of the Company's customers in effectively implementing the Company's technology and developing a market for the Company's products and the willingness of end users to pay for full function 3D capabilities in PCs, home game consoles and coin-op arcade systems.

    Dependence on the PC Market. For 1996 and the six months ended June 30, 1997, the Company derived 82% and 79%, respectively, of its revenues from products sold for use in PCs. The Company expects to continue to derive a significant portion of revenues from the sale of its products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. A reduction in sales of PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Any reduction in the demand for PCs generally, or for a particular product that incorporates the Company's 3D media processors, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Failure to predict changes in industry standards, may require the Company to invest significant time and resources to redesign the Company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities for design wins.

         In July 1997, the Company learned from Sega that Sega will not use the Company's chipset for the next generation Sega home game console. As a result, the Company currently has no arrangements for developing, marketing and selling a product for the home game console market. There can be no assurance that the Company will be able to find a strategic partner that will to produce a home game console incorporating a chipset developed by the Company. The failure to access the home game console market may limit the Company's ability to diversify its product offerings and may have the effect of increasing the Company's dependency on the PC market.

         Acceptance of the Company's 3D/2D Solution for the PC Market; Dependence on Development of a Single Chip Solution. The Company's success depends upon market acceptance of its 3D media processor products as a broadly accepted standard for high performance 3D interactive electronic entertainment in PC applications. Currently, the majority of multimedia PCs incorporate only 2D graphics acceleration technology. As a result, the majority of entertainment titles currently available for play on PCs are written for 2D acceleration technology. Because of the substantial installed base of 2D acceleration technology and related game content, the Company believes that for its 3D media processor products to gain wide market acceptance, such products must also offer 2D performance comparable or superior to existing 2D technology. To address this demand, the Company developed a 3D/2D chipset branded as Voodoo Rush that began commercial shipement in April 1997. Voodoo Rush may not offer significant price/performance benefits or meet the technical or other requirements of buyers to realize market acceptance.

    The Company's 3D media processors for use in PC applications are currently designed as a two or three chip solution. Typically, as the functionality of a given semiconductor becomes technologically stable and widely accepted by users, the cost of providing the functionality is reduced by means of large scale integration of such functionality onto a single semiconductor chip. The Company expects that such integration onto a single chip will occur with respect to the functionality provided by the Company's current products used in PC applications. Therefore, the Company's success will be largely dependent on its ability to develop products on a timely basis that integrate the Company's 3D technology along with superior performance 2D technology. The Company is currently developing Banshee, a proprietary 3D/2D single chip solution which the Company expects will be available for commercial shipment in the first quarter of 1998. There can be no assurance that the Company will successfully complete such development on a timely basis or, if such development is completed, that the resulting single chip 3D/2D solution will perform the desired functions, offer sufficient price/performance benefits or meet the technical or other requirements of potential buyers to realize market acceptance. Furthermore, most PC OEMs have a lengthy evaluation process, and, in order for the Company's single chip product to be designed into the OEM's system, the Company must complete the development of its product to meet the deadline for the start of the OEM's evaluation cycle. If the Company is unable to complete the timely development of, and successfully manufacture and deliver, a single chip 3D/2D solution, the Company's business, financial condition and results of operations would be materially adversely affected. If successfully introduced, there can be no assurance that the Company's single chip 3D/2D solution will achieve market acceptance. Any competitive, technological or other factor adversely affecting the introduction or sales of the Company's single chip 3D/2D solution for PC applications would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company's single chip 3D/2D solution is successfully introduced and does gain initial market acceptance, competitors are likely to introduce products with comparable price and performance characteristics. This competition may reduce future market acceptance for the Company's product and result in decreasing sales and lower gross margins.

         Dependence on Third Party Developers and Publishers. The Company depends on third party software developers and publishers to create, produce and market a sufficient number of high quality, commercially successful software titles that will operate with the Company's 3D media processor products. Only a limited number of software developers are capable of creating high quality entertainment software and competition for these resources is intense. Consequently, the Company may not be able to attract the number and quality of software developers and publishers necessary to develop and publish a sufficient number of high quality, commercially successful software titles compatible with the Company's 3D media processor products. Further, the development and marketing of game titles that do not fully demonstrate the technical capabilities of the Company's products could create the impression that the Company's technology offers only marginal, if any, performance improvements over competing 3D media processors.

         Dependence on New Product Development; Rapid Technological Change. The Company's business, financial condition and results of operations will depend to a significant extent on its ability to successfully develop new products for the 3D interactive electronic entertainment market. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of the Company's manufacturers to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. The failure of the Company to successfully develop and introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations. As the markets for the Company's products continue to develop and competition increases, the Company anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margin for each of the Company's products will decline as such products mature. Thus, the Company will need to introduce new products to maintain average selling prices and gross margins.

    Because of the complexity of its technology, the Company has experienced delays from time to time in completing development and introduction of new products. In the event that there are delays in the completion of development of future products, the Company's business, financial condition and results of operations would be materially adversely affected. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

    Customer Concentration. Because of the Company's limited operating history and early stage of development, it has a limited number of customers and the Company's sales are highly concentrated. Revenues derived from sales to Orchid, Diamond and Williams accounted for 44%, 33% and 11%, respectively, of product revenues for 1996. All such sales were made pursuant to purchase orders. Revenues derived from sales to Orchid, Diamond and Williams accounted for 10%, 47% and 10%, respectively, of product revenues for the six months ended June 30, 1997. Development contract revenues recognized under the Sega Agreement represented 15% of total revenues during the six months ended June 30, 1997; no further revenues are expected under the Sega Agreement. The Company expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products or by a decline in the number of PCs or coin-op arcade systems sold by a single customer or by a small number of customers.

         Adoption of Glide. The Company's success will be substantially affected by the adoption by software developers of Glide, its proprietary, low-level 3D application programming interface ("API"). Although the Company's products support game titles developed for most industry standard APIs, the Company believes that Glide currently allows developers to fully exploit the technical capabilities of the Company's 3D media processor products. Glide competes with APIs developed or to be developed by other companies having significantly greater financial resources, marketing power, name recognition and experience than the Company. For example, certain industry standard APIs, such as Direct3D ("D3D") developed by Microsoft and OpenGL developed by SGI, have a much larger installed customer base and a much larger base of existing software titles.

    Intel has entered into an agreement with the Company to license an early version of Glide. Intel also has an option to license future versions of Glide on terms no less favorable than licenses of Glide to other third party graphics hardware manufacturers. Intel has not implemented Glide nor has it announced any intention to do so. However, because of Intel's significant market penetration, marketing power and financial resources, if Intel were to implement this early version of Glide as a standard development tool for current or future Intel 3D chipsets, it could substantially reduce or even eliminate any competitive advantages that the Company's products may have.

         Dependence on Independent Manufacturers and Other Third Parties; Absence of Manufacturing Capacity; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company currently obtains all of its manufacturing services from TSMC in Taiwan on a purchase order basis. Because the lead time needed to establish a strategic relationship with a new manufacturing partner could be several months, there is no readily available alternative source of supply for any specific product. A manufacturing disruption experienced by TSMC or the reallocation of capacity by TSMC to other uses could adversely affect the Company's business, financial condition and results of operations. Although the Company's products are designed using TSMC's process design rules, TSMC may not be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that TSMC will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Any such difficulties would have a material adverse effect on the Company's business, financial condition and results of operations.

    There are many other risks associated with the Company's dependence upon third party manufacturers, including: reduced control over delivery schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of the Company's intellectual property.

    The Company's products are assembled and tested on a purchase order basis by a third party subcontractor, Advanced Semiconductor Engineering Group ("ASE"). As a result of its reliance on ASE to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company is required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

    Manufacturing Yields. The fabrication of semiconductors is a complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, until production yield for a particular product stabilizes, the Company must pay an agreed price for wafers regardless of yield. Accordingly, in this circumstance, the Company bears the risk of final yield of good die. Poor yields would materially adversely affect the Company's revenues, gross profit and results of operations.

    Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until well into the production process. As the Company's relationships with TSMC and any additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of the Company's potentially limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross profit. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process.

         Management of Growth. The ability of the Company to successfully offer services and products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. The Company expects that the number of its employees will increase substantially over the next 12 months. The Company's financial and management controls, reporting systems and procedures are also very limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key Personnel. The Company's performance will be substantially dependent on the performance of its executive officers and key employees. None of the Company's officers or employees are bound by an employment agreement, and the relationships of such officers and employees with the Company are at will. Given the Company's early stage of development, the Company will be dependent on its ability to attract, retain and motivate high quality personnel, especially its management and development teams. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers, technical personnel or other key employees would have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's success depends on its ability to identify, hire, train and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

         Cyclical Nature of the Semiconductor Industry. The semiconductor industry has historically been characterized by rapid technological change, cyclical market patterns, significant price erosion, fluctuating inventory levels, alternating periods of over-capacity and capacity constraints, variations in manufacturing costs and yields and significant expenditures for capital equipment and product development. In addition, the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosion of product prices. The Company may experience substantial period-to-period fluctuations in results of operations due to general semiconductor industry conditions.

         Risks Relating to Intellectual Property. The Company relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. There can be no assurance that pending applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There can be no assurance that infringement claims by third parties or claims for indemnification by other customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. Any limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology.

         International Operations. The Company's reliance on foreign third-party manufacturing, assembly and testing operations, all of which are located in Asia, and the Company's expectation of international sales subject it to a number of risks associated with conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general political risks in connection with its international trade relationships. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and its arrangements with its foundry and assembly and test vendor provide for pricing and payment in U.S. dollars. Fluctuations in currency exchange rates may have a material adverse effect on the Company's business, financial condition and results of operations in the future. In addition, to date the Company has not engaged in any currency hedging activities.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On April 11, 1997, the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes case for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

    1. To elect directors to serve for the following year and until their successors are elected.


Director                             Votes For       Votes Withheld
--------                             ---------       --------------
L. Gregory Ballard                   3,651,358                0
Scott D. Sellers                     3,651,358                0
James Whims                          3,651,358                0
Gordon A. Campbell                   4,921,745                0
Philip M. Young                      4,921,745                0
Anthony Sun                          3,710,238                0
George J. Still, Jr.                 3,138,718                0

         2. To ratify the appointment of Price Waterhouse LLP as independent public accountants of the Company for the year ending December 31, 1997.

         FOR:  15,299,768        AGAINST:  0       ABSTAIN:  32,291

         3. To (a) approve an amendment to the Company's Amended and Restated Articles of Incorporation to (i) increase the authorized number of shares of Common Stock from 25,033,333 shares to 50,000,000 shares and (ii) increase the number of shares to be issued under the Company's option plans which are excluded from the anti-dilution provisions from 3,500,000 shares to 5,600,000 shares, and (b) ratify and approve a restatement of the Company's Articles of Incorporation, to be effective upon the conversions of the currently outstanding Preferred Stock, to provide that the Company will have authorized 5,000 shares of Preferred Stock.

         FOR:  15,135,157        AGAINST:  25,000   ABSTAIN:  171,902

         4. To approve and ratify a form of Indemnification Agreement to be entered into between the Company and its directors, officers and agents.

         FOR:  13,928,725        AGAINST:  0        ABSTAIN:  1,403,334

         5. To approve amendments to the Company's 1995 Employee Stock Plan to
(i) increase the number of shares of Common Stock reserved for issuance thereunder by 1,850,000 shares, (ii) cause the 1995 Employee Stock Plan to comply with the provisions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, (iii) delete the provisions with respect to stock purchase rights, (iv) limit the maximum number of shares which can be granted to any employee during any fiscal year, (v) allow the grant of nonstatutory stock options at any such exercise price as may be determined by the Board of Directors on the date of grant, and (vi) require the assumption of outstanding options or, in the absence of such assumption, the acceleration of vesting of outstanding options, in the event of a merger or sale of all or substantially all of the assets of the Company.

         FOR:  15,219,092        AGAINST:  0        ABSTAIN:  112,967

         6. To approve the adoption of the 1997 Employee Stock Purchase Plan pursuant to which 1,100,000 shares of Common Stock are reserved for issuance.

         FOR:  15,289,092        AGAINST:  0        ABSTAIN:  42,967

         7. To approve the adoption of the 1997 Director Option Plan pursuant to which 300,000 shares of Common Stock are reserved for issuance.

         FOR:  15,289,092        AGAINST:  0        ABSTAIN:  42,967

         8. To approve amendments to the Company's By-laws to (i) provide for indemnification of the Company's officers, directors and agents to the fullest extent under California law and (ii) permit the Company to make loans to officers solely on the approval of the Board of Directors.

         FOR:  15,265,342        AGAINST:  11,250   ABSTAIN:  55,467


         In addition, holders of a majority of the outstanding shares of Series A, Series B, and Series C Preferred stock, each voting as a separate class, and the holders of a majority of the outstanding shares of Common Stock approved by written consent, effective as of May 19, 1997, an amendment to the Company's Restated Articles of Incorporation to provide for a one-for-two reverse stock split.

ITEM 6: EXHIBITS



       (a) Exhibits



                  10.14 Software License and Co-marketing Agreement made as of June, 1997 by and between Electronic Arts, Inc. and the Registrant

                  10.15 Master Equipment Lease dated July 1, 1997 by and between the Registrant and Pentech Financial Services, Inc.

                  11.1 Statement regarding computation of net income (loss) per share

                  27.1     Financial Data Schedule



       (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 13, 1997

                                       3DFX INTERACTIVE, INC.
                                       (Registrant)



                                       /s/ L. GREGORY BALLARD
                                       ----------------------------------------
                                       L. Gregory Ballard

                                       Chief Executive Officer

                                       (Principal Executive Officer)



                                       /s/ GARY P. MARTIN
                                       ----------------------------------------
                                       Gary P. Martin

                                       Vice President, Administration and Chief
                                       Financial Officer

                                       (Principal Financial and Accounting
                                       Officer)

                                INDEX TO EXHIBITS



EXHIBITS



10.14 Software License and Co-marketing Agreement dated as of June, 1997 by and between Electronic Arts, Inc. and the Registrant

10.15 Master Equipment Lease dated as of July 1, 1997 by and between the Registrant and Pentech Financial Services, Inc.

11.1     Statement regarding computation of net income (loss) per share

27.1     Financial Data Schedule