Form 10-Q
period 1997-09-30
3DFX INTERACTIVE INC
filed 1997-11-13
CIK 1010026

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended September 30, 1997

                                       OR

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission file number: 0-22651

                             3DFX INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                  77-0390421
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)


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

                              Yes    [X]        No  [ ]
                                 ----------     ----------


As of October 31, 1997 there were 12,571,254 shares of the Registrant's Common Stock outstanding.

================================================================================

                             3DFX INTERACTIVE, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                           Page No.
                                                                                           --------
Cover Page        . . .   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Index     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I - Financial Information

         Item 1 - Financial statements

         Condensed Balance Sheets - September 30, 1997 and December 31, 1996  . . . . . . . . 3
         Condensed Statements of Operations -Three Months and Nine Months Ended
                     September 30, 1997 and September 30, 1996  .   . . . . . . . . . . . . . 4
         Condensed Statements of Cash Flows -Nine Months
                     Ended September 30, 1997 and September 30, 1996  . . . . . . . . . . . . 5
         Notes to Condensed Financial Statements  . . . . . . . . . . . . .  .  . . . . . . . 6

         Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . 8


PART II - Other Information

         Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

         Item 2-  Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

         Item 6-  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .  21

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   . . .  23

ITEM 1. FINANCIAL STATEMENTS

                             3DFX INTERACTIVE, INC.

                                   CONDENSED
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                       SEPTEMBER 30,  DECEMBER  31,
                                                           1997           1996
                                                         --------      --------
Assets:
  Cash and cash equivalents ........................     $ 29,832      $  5,291
  Short-term investments ...........................        4,020          --
  Accounts receivable, net .........................        6,127         1,393
  Inventory ........................................        3,278         4,960
  Other current assets .............................        2,461           321
                                                         --------      --------
          Total current assets .....................       45,718        11,965
  Property and equipment, net ......................        6,212         3,482
  Other assets .....................................          330           134
                                                         --------      --------
                                                         $ 52,260      $ 15,581
                                                         ========      ========



Liabilities and Shareholders' Equity:
  Line of credit ...................................     $  1,067      $  1,076
  Accounts payable .................................        5,881         2,236
  Accrued liabilities ..............................        2,530         1,415
  Current portion of capitalized lease
     obligations ...................................          752           601
                                                         --------      --------
          Total current liabilities ................       10,230         5,328
Capitalized lease obligations, less current
  portion ..........................................          532           632
                                                         --------      --------
Shareholders' equity:
  Preferred Stock ..................................           --        28,701
  Common Stock .....................................       66,355         1,626
  Warrants .........................................           24           353
  Notes receivable .................................           (2)          (19)
  Deferred compensation ............................       (1,302)       (1,250)
  Accumulated deficit ..............................      (23,577)      (19,790)
                                                         --------      --------
          Total shareholders' equity ...............       41,498         9,621
                                                         --------      --------
                                                         $ 52,260      $ 15,581
                                                         ========      ========



            See accompanying notes to condensed financial statements

                             3DFX INTERACTIVE, INC.

                                   CONDENSED
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                        --------------------    --------------------
                                          1997        1996        1997        1996
                                        --------    --------    --------    --------
Revenues:
  Product ...........................   $ 10,018    $  1,887    $ 19,955    $  1,887
  Development contract ..............       --          --         1,817        --
                                        --------    --------    --------    --------
          Total revenues ............     10,018       1,887      21,772       1,887

Cost of product revenues ............      5,352       1,719      11,211       1,719
                                        --------    --------    --------    --------
          Gross profit ..............      4,666         168      10,561         168
                                        --------    --------    --------    --------

Operating expenses:
  Research and development ..........      3,201       2,625       7,552       7,147
  Selling, general and administrative      2,684       1,661       7,052       4,219
                                        --------    --------    --------    --------
          Total operating expenses ..      5,885       4,286      14,604      11,366
                                        --------    --------    --------    --------

Loss from operations ................     (1,219)     (4,118)     (4,043)    (11,198)
Interest and other income, net ......        347           8         256          46
                                        --------    --------    --------    --------
Net loss ............................   $   (872)   $ (4,110)   $ (3,787)   $(11,152)
                                        ========    ========    ========    ========


Net loss per share ..................   $  (0.07)   $  (0.41)   $  (0.31)   $  (1.14)
                                        --------    --------    --------    --------
Shares used in computing net loss per
share ...............................     12,454      10,121      12,059       9,823





            See accompanying notes to condensed financial statements

                             3DFX INTERACTIVE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
  Net loss .............................................   $ (3,787)    (11,152)

  Adjustments:
       Depreciation ....................................      1,492         671
       Warrant valuation ...............................       --           195
       Stock compensation ..............................        363          76
       Changes in assets and liabilities:
          Accounts receivable ..........................     (4,734)     (1,722)
          Inventory ....................................      1,682      (5,534)
          Other assets .................................     (2,336)       (214)
          Accounts payable .............................      3,645       4,622
          Accrued liabilities ..........................      1,115          60
                                                           --------    --------
Net cash used in operating activities ..................     (2,560)    (12,998)
                                                           --------    --------

Cash flows from investing activities:
  Purchase of property and equipment ...................     (3,652)     (1,528)
  Purchase of investments ..............................     (4,020)       --
                                                           --------    --------
Net cash used in investing activities ..................     (7,672)     (1,528)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from issuance of Convertible
     Preferred Stock, net ..............................        521      21,055
  Proceeds from issuance of Common
     Stock, net ........................................     34,395          33
 Proceeds from exercise of warrants, net ...............        385        --
 Principal payments on line of credit, net .............         (8)       --
 Principal payments of capitalized lease
     obligations, net ..................................       (520)       (516)
                                                           --------    --------
Net cash provided by financing activities ..............     34,773      20,572
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents
                                                             24,541       6,046
Cash and cash equivalents at beginning
  of period ............................................      5,291         865
                                                           --------    --------
Cash and cash equivalents at end
  of period ............................................   $ 29,832    $  6,911
                                                           ========    ========
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest .............   $    127    $     73

   Acquisition of property and equipment under
   capitalized lease obligations .......................   $    571    $    695



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

  The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Prospectus dated June 25, 1997 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-25365), as amended. The results of operations for the quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

  Four customers represented 47%, 15%, 8% and 5% and four customers represented 47%, 12%, 7% and 7% of the Company's revenue during the third quarter and first nine months of 1997, respectively.

NOTE 2 -- INITIAL PUBLIC OFFERING:

  In June 1997, the Company completed its initial public offering and issued 3,000,000 shares of its common stock to the public at a price of $11.00 per share. The Company received cash of approximately $30.4 million, net of underwriting discounts and commissions. Upon the closing of initial public offering, all outstanding shares of the Company's then outstanding Convertible Preferred Stock were automatically converted into shares of common stock. On July 25, 1997, the Company's underwriters exercised an option to purchase an additional 450,000 shares of common stock at a price of $11.00 per share to cover over-allotments. The Company received cash of approximately $4.3 million, net of underwriting discounts and commissions.

NOTE 3 -- DEVELOPMENT CONTRACT:

  In March 1997, the Company entered into a development and license agreement with Sega Enterprises, Ltd., under which the Company is entitled to receive development contract revenues and royalties based upon a cumulative volume of units sold by Sega which included the Company's product. Development contract revenues of $1,067,000 were recognized under the percentage of completion method of accounting based on costs incurred relative to total contract costs and $750,000 was recognized for the delivery of certain engineering designs ($1,817,000 of development contract revenue was recognized in the nine months ended September 30, 1997). The revenue recognized is non-refundable and the Company has no further obligations to Sega with regard to these amounts. The Company has an unbilled development contract receivable of $267,000 as of
September 30, 1997.   The Company incurred $725,000  of costs relating to this
contract in the nine months ended September 30, 1997, which are included in research and development. The Company did not earn any royalty revenue in the three and nine months ended September 30, 1997. No further revenues are expected under the Sega Agreement.

   In July 1997, Sega terminated the Technology Development and License Agreement. In August 1997, the Company filed a lawsuit against Sega, alleging breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is presently under way. Although there can be no assurance that this litigation will be resolved in the Company's favor, the Company believes that the resolution of this matter will not have material adverse impact on the Company's financial position or results of operations.

NOTE 4 -- SHAREHOLDERS' EQUITY:

 Warrants

  In June 1997, TSMC exercised their warrant to purchase 87,510 shares of the Company's Series C Convertible Preferred Stock at an exercise price of $4.40 per share. The aggregate proceeds to the Company were approximately $385,000. Upon the closing of the initial public offering (See Note 2), all of the outstanding shares of the Company's Series C Convertible Preferred Stock, including the shares issued to TSMC upon exercise of the warrant, was converted into shares of common stock.

NOTE 5 -- NET INCOME (LOSS) PER SHARE:

  Net income (loss) per share is computed using the weighted average of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of Convertible Preferred Stock and warrants (using the "if converted" method) and stock options (using the "treasury stock" method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive, except that, pursuant to a Securities and Exchange Commission Staff Accounting Bulletin, Convertible Preferred Stock and warrants (using the "if converted" method) and stock options (using the "treasury stock" method at the initial public offering price) issued subsequent to April 1996 through the effective date of the Company's initial public offering on June 25, 1997 have been included in the computation as if they were outstanding for all periods presented.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS:

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

                                 THREE MONTHS  ENDED     THREE MONTHS ENDED    NINE MONTHS ENDED       NINE MONTHS ENDED
                                  SEPTEMBER 30, 1997     SEPTEMBER 30, 1996    SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                  ------------------     ------------------    ------------------      ------------------
Basic loss per share .                 $  (0.07)              $  (2.18)              $  (0.37)              $  (5.92)
Diluted loss per share                 $  (0.07)              $  (0.41)              $  (0.31)              $  (1.14)

                             3DFX INTERACTIVE, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AOF
          OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Report, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. These statements include the sentence in the first paragraph under "Overview" regarding anticipated net losses; the sentences in the second paragraph under "Overview" and the third paragraph under "Results of Operations" regarding future sales of the Obsidian product; the last sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the third paragraph under "Overview" and the third paragraph under "Results of Operations" regarding revenue under the Sega Agreement; the sentences in the fourth and eleventh paragraphs under "Results of Operations" regarding factors affecting gross margin; the sentences in the fifth, sixth, twelfth and thirteenth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the sentence in the third paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

OVERVIEW

  The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company had no operations during the period from inception (August 24, 1994) through December 31, 1994. The Company was considered a development stage enterprise and was primarily engaged in product development and product testing until its first commercial product shipments in the third quarter of 1996. The Company has incurred losses since inception and as of September 30, 1997 had an accumulated deficit of $23.6 million. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research and development of the Company's 3D media processor products and product testing. The Company expects to incur additional net losses at least in the near term as it continues to incur substantial research and development and sales and marketing expenses to commercialize its products. There can be no assurance that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be sustained or increased on a quarterly or annual basis in the future.

  The Company derives revenue from the sale of 3D media processors and subsystems designed for use in PCs, home game consoles and coin-op arcade systems. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996. The Company's second product, the Voodoo Rush chipset began commercial shipments in April 1997. The Company has also commenced development of Banshee, which is intended to be a high performance, full-featured single chip 3D/2D media processor for the PC and coin-op arcade markets. Historically, the Company has also marketed and sold limited quantities of its Obsidian products, a line of Voodoo Graphics-based 3D processor boards. The Company currently intends to sell the Obsidian product on an opportunistic basis in the future. As a result of the Company's limited operating history and early stage of development, it has only a limited number of customers. Four customers represented 47%, 15%, 8% and 5% and four customers represented 47%, 12%, 7% and 7% of the Company's revenue during the third quarter and first nine months of 1997, respectively. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future.

  In March 1997, the Company and Sega Enterprises, Ltd. ("Sega") entered into a Technology Development and License Agreement (the "Sega Agreement") pursuant to which the Company began developing a 3D media processor chipset for Sega's next generation home game console. During the nine months ended September 30, 1997, the Company recognized development contract revenues of $1.8 million under the Sega Agreement representing 8% of total revenues during that period. In July 1997, Sega terminated the Technology Development and License Agreement. In August 1997, the Company filed a lawsuit against Sega, alleging breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is presently under way. Although there can be no assurance that this litigation will be resolved in the Company's favor, the Company believes that the resolution of this matter will not have material adverse impact on the Company's financial position or results of operations. No future revenues are expected under the Sega Agreement.

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

  In connection with the grant of stock options to employees since inception (August 1994), the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. These valuations resulted in charges to operations of $121,000 (of which $48,000 and $73,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) and $363,000 (of which $144,000 and $219,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in the three and nine months ended September 30, 1997, respectively, and will result in charges over the next 13 quarters aggregating approximately $121,000 per quarter (of which $48,000 and

$73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

RESULTS OF OPERATIONS

 Three Months Ended September 30, 1997 and 1996

  Revenues. Revenues from product sales are recognized upon product shipment. The Company's total product revenues were $10.0 million in the three months ended September 30, 1997, and $1.9 million in the three months ended September 30, 1996.

  Product revenues in the three months ended September 30, 1997 were principally attributable to sales of the Company's Voodoo Graphics and Voodoo Rush chipsets. Substantially all of the revenues in the three months ended September 30, 1996 were derived from sale of the Company's Voodoo Graphic chipset, which began commercial shipments in September 1996 and, to a lesser extent, sale of Obsidian graphics subsystems.

  Gross Profit. Gross profit consists of total revenues less cost of product revenues. Cost of product revenues consists primarily of costs associated with the purchase of components, the procurement of semiconductors and printed circuit board assemblies from the Company's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of product revenues does not include expenses related to development contract revenues. Cost of product revenues for the third quarter of fiscal 1997 was $5.3 million, or 53% of product revenues. Cost of product revenues for the third quarter of fiscal 1996 was $1.7 million, or 91% of product revenues.
Gross profit for the third quarter of fiscal 1997 was $4.7 million, or 47% of net revenues. Cost of product revenues in 1996 reflected significant prototype and manufacturing start-up expenses incurred in connection with the initial commercial shipment of the Voodoo Graphics chipset. Given the Company's limited operating history and limited history of product shipments, the Company believes that analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; the mix of revenues between product revenues, and licensing revenues in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

  Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. In addition, costs associated with development contracts are included in research and development. Research and development expenses increased 22% from $2.6 million in the three months ended September 30, 1996 to $3.2 million in the three months ended September 30, 1997. The increase reflects an increase in non-recurring engineering costs resulting from the commencement of manufacturing of the Voodoo 2 chipset and the Banshee chip. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

  Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 62% from $1.7 million in the three months ended September 30, 1996 to $2.7 million in the three months ended September 30, 1997. The increase resulted from the addition of personnel in sales, marketing, finance and administration as the Company expanded operations, increased commission expenses associated with the commencement of commercial sales and increased involvement in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

  Interest and Other Income, Net. Interest and other income, net increased from net interest and other income of $8,000 in the three months ended September 30, 1996 to net interest and other income of $347,000 in the three months ended September 30, 1997. The increase is related to increased earnings from investments of higher cash balances resulting from the completion of the Company's initial public offering in June 1997, partially offset by interest expense on outstanding equipment line of credit and capital lease balances.

  Provision For Income Taxes. The Company recorded no provision for income taxes in the three months ended September 30, 1996 and 1997 as it incurred losses during such periods.

 Nine Months Ended September 30, 1997 and 1996

  Revenues. The Company's total revenues were $21.8 million in the nine months ended September 30, 1997 compared to $1.9 million in the nine months ended September 30, 1996.

  Product revenues were $20.0 million in the nine months ended September 30, 1997 compared to $1.9 million in the nine months ended September 30, 1996. Substantially all of the product revenues in 1997 were derived from sale of the Company's Voodoo Graphics and Voodoo Rush chipsets. Product revenues in 1996 were principally attributable to sales of the Company's Voodoo Graphic chipset, which begun commercial shipments in September 1996 and, to a lesser extent, sale of Obsidian graphics subsystems.

  Development contract revenues of $1.8 million were recognized in the nine months ended September 30, 1997. The development contract revenue recognized in the period represents $1.1 million recognized under the percentage of completion method of accounting based on costs incurred relative to total contract costs and $750,000 representing a non-refundable amount due for the delivery of certain engineering designs to Sega. There were no development contract revenues in 1996.

  Gross Profit. Cost of product revenues for the nine months ended September 30, 1997 was $11.2 million, or 56% of product revenues. Cost of product revenues for the nine months ended September 30, 1996 was $1.7 million, or 91% of product revenues. Gross profit for the first nine months of fiscal 1997 was $10.6 million, or 49% of total revenues, an increase compared to the first nine months of fiscal 1996's gross profit of $168,000 or 9% of total revenues. However, given the Company's limited operating history and limited history of product shipments, the Company believes that analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; the mix of revenues between product revenues, and licensing revenues in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

  Research and Development. Research and development expenses increased 6% from $7.1 million in the nine months ended September 30, 1996 to $7.6 million in the nine months ended September 30, 1997. The increase reflects an increase in non-recurring engineering costs resulting from the commencement of manufacturing of the Voodoo Rush and Voodoo 2 chipsets and the Banshee chip. Research and development expenses in the nine months ended September 30, 1997 include costs associated with development contract revenues of approximately $725,000. The market for the Company's products is characterized by frequent new product introductions and rapidly changing technology and industry standards. As a result, the Company's success will depend to a substantial degree upon its ability to rapidly develop and introduce new products and enhancements to existing products that meet changing customer requirements and emerging industry standards. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

  Selling, General and Administrative. Selling, general and administrative expenses increased 67% from $4.2 million in the nine months ended September 30, 1996 to $7.1 million in 1997. The increase primarily relates to increased finance and administration staffing and related costs necessary to support higher levels of operations, established sales and marketing operations to support the commencement of commercial product shipments, incurred commission expenses associated with product sales and increased participation in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

  Interest and Other Income, Net. Interest and other income, net decreased from $46,000 in the nine months ended September 30, 1996 to net interest and other income of $256,000 in the nine months ended September 30, 1997. The increase is related to increased earnings from investments of higher cash balances resulting from the completion of the Company's initial public offering in June 1997, partially offset by interest expense on outstanding equipment line of credit and capital lease balances.

  Provision for Income Taxes. The Company recorded no provision for income taxes in the nine months ended September 30, 1996 and 1997 as it incurred losses during such periods.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations primarily through private placements of equity securities yielding approximately $29.4 million and most recently through an initial public offering in June 1997 yielding approximately $33 million, gross of underwriting fees and expenses. As of September 30, 1997, the Company had approximately $1.3 million of equipment line financing in place. As of September 30, 1997, the Company had approximately $33.8 million in cash and cash equivalents.

  Net cash used in operating activities was approximately $13.0 million and $2.6 million in the nine months ended September 30, 1996 and September 30, 1997, respectively. For the nine months ended September 30, 1996, net cash used in operating activities was due primarily to the net loss of $11.2 million, an increase in accounts receivable of $1.7 million and an increase in inventory of approximately $5.5 million, partially offset by increases in accounts payable of $4.6 million. Net cash used in operating activities in the nine months ended September 30, 1997 was due primarily to the net loss of $3.8 million, a $4.7 million and $2.3 million increase in accounts receivable and other assets, respectively, which was partially offset by a $1.7 million and $4.8 million increase in inventory and accounts payable and accrued liabilities, respectively.

  Net cash used in investing activities was approximately $1.5 million and $7.7 million in the nine months ended September 30, 1996 and September 30, 1997, respectively, and was due, in each period, to the purchase of property and equipment and the purchase of investments in the nine months ended September 30, 1997. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of September 30, 1997, the Company had capital equipment of $8.9 million less accumulated depreciation of $2.7 million to support its research and development and administrative activities. The Company has financed approximately $2.5 million from capital lease obligations through September 30, 1997. The Company has an equipment line of credit, which provided initially for the purchase of up to $2.0 million of property and equipment, of which approximately $1.7 million had been utilized as of September 30, 1997. No remaining borrowing capacity is available under this equipment line of credit. Borrowings under this line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% per annum (8.5% as of September 30, 1997). The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth profitability and liquidity. The Company was in compliance with its covenants as of September 30, 1997. The lease line of credit expires in August 1998. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

  Net cash provided by financing activities was approximately $20.6 million and $34.8 million in the nine months ended September 30, 1996 and 1997, respectively, due primarily to proceeds from the issuance of Preferred Stock in the nine months ended September 30, 1996 and the initial public offering in the nine months ended September 30, 1997.

  The Company has a line of credit agreement with Silicon Valley Bank, which provides for maximum borrowings in an amount up to the lesser of 75% of eligible accounts receivable plus 100% of cash and cash equivalents or $4.0 million. Borrowings under the line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% per annum. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. The Company is in compliance with its covenants as of September 30, 1997. The line of credit expired in August 1997. At September 30, 1996 and September 30, 1997, there were no borrowings outstanding under this line of credit, respectively. The Company is currently in negotiations with Silicon Valley Bank to renew its line of credit agreement.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

         Limited Operating History; Anticipation of Continued Losses. The Company has a limited operating history, has been engaged primarily in research and product development with only limited revenues to date and has incurred net losses in every quarter. The Company was a development stage company until its first commercial product shipments in the third quarter of 1996. The Company's limited operating history makes the assessment of future operating results difficult. The Company incurred net losses of approximately $5.0 million, $14.8 million and $3.8 million in 1995, 1996 and for the nine months ended September 30, 1997, respectively, and had an accumulated deficit of $23.6 million at September 30, 1997. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. The Company expects to incur additional net losses at least in the near term as it continues to incur substantial research and development and sales and marketing expenses to commercialize its products. If significant revenues or profitability are ever be achieved, they may not be sustained or increased on a quarterly or annual basis in the future.

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

         Dependence on the PC Market. For 1996 and the nine months ended September 30, 1997, the Company derived 82% and 82%, respectively, of its revenues from products sold for use in PCs. The Company expects to continue to derive a significant portion of revenues from the sale of its products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular
reductions of average selling prices over the life of a specific product.   A
reduction in sales of PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Any reduction in the demand for PCs generally, or for a particular product that incorporates the Company's 3D media processors, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Failure to predict changes in industry standards, may require the Company to invest significant time and resources to redesign the Company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities for design wins. The failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component or subassembly and would also competitively advantage the 3D media processor manufacturer that achieves such design win, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that future developments in other PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Acceptance of the Company's 3D/2D Solution for the PC Market; Dependence on Development of a Single Chip Solution. The Company's success depends upon market acceptance of its 3D media processor products as a broadly accepted standard for high performance 3D interactive electronic entertainment in PC applications. Currently, the majority of multimedia PCs incorporate only 2D graphics acceleration technology. As a result, the majority of entertainment titles currently available for play on PCs are written for 2D acceleration technology. Because of the substantial installed base of 2D acceleration technology and related game content, the Company believes that for its 3D media processor products to gain wide market acceptance, such products must also offer 2D performance comparable or superior to existing 2D technology. To address this demand, the Company developed a 3D/2D chipset branded as Voodoo Rush that began commercial shipment in April 1997. Voodoo Rush may not offer significant price/performance benefits or meet the technical or other requirements of buyers to realize market acceptance.

         The Company's 3D media processors for use in PC applications are currently designed as a two or three chip solution. Typically, as the functionality of a given semiconductor becomes technologically stable and widely accepted by users, the cost of providing the functionality is reduced by means of large scale integration of such functionality onto a single semiconductor chip. The Company expects that such integration onto a single chip will occur with respect to the functionality provided by the Company's current products used in PC applications. Therefore, the Company's success will be largely dependent on its ability to develop products on a timely basis that integrate the Company's 3D technology along with superior performance 2D technology. The Company is currently developing Banshee, a proprietary 3D/2D single chip solution which the Company expects will be available for commercial shipment in the first quarter of 1998. There can be no assurance that the Company will successfully complete such development on a timely basis or, if such development is completed, that the resulting single chip 3D/2D solution will perform the desired functions, offer sufficient price/performance benefits or meet the technical or other requirements of potential buyers to realize market acceptance. Furthermore, most PC OEMs have a lengthy evaluation process, and, in order for the Company's single chip product to be designed into the OEM's system, the Company must complete the development of its product to meet the deadline for the start of the OEM's evaluation cycle. If the Company is unable to complete the timely development of, and successfully manufacture and deliver, a single chip 3D/2D solution, the Company's business, financial condition and results of operations would be materially adversely affected. If successfully introduced, there can be no assurance that the Company's single chip 3D/2D solution will achieve market acceptance. Any competitive, technological or other factor adversely affecting the introduction or sales of the Company's single chip 3D/2D solution for PC applications would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company's single chip 3D/2D solution is successfully introduced and does gain initial market acceptance, competitors are likely to introduce products with comparable price and performance characteristics. This competition may reduce future market acceptance for the Company's product and result in decreasing sales and lower gross margins. The failure of the Company to successfully develop and deliver a single chip 3D/2D solution for PC applications or its failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Because of the complexity of its technology, the Company has experienced delays from time to time in completing development and introduction of new products. In the event that there are delays in the completion of development of future products, the Company's business, financial condition and results of operations would be materially adversely affected. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company. The failure of the Company's new product development efforts would hav a material adverse effect on the Company's business., financial condition and results of operations. The failure of the Company's new product development efforts would have a material advers effect on the Company's business, financial condition and results of operations.

         Customer Concentration. Because of the Company's limited operating history and early stage of development, it has a limited number of customers and the Company's sales are highly concentrated. Revenues derived from sales to Orchid, Diamond and Williams accounted for 44%, 33% and 11%, respectively, of product revenues for 1996. All such sales were made pursuant to purchase orders. Revenues derived from sales to Orchid, Diamond and Williams accounted for 7%, 47% and 5%, respectively, of product revenues for the nine months ended September 30, 1997. Development contract revenues recognized under the Sega Agreement represented 8% of total revenues during the nine months ended September 30, 1997; no further revenues are expected under the Sega Agreement. The Company expects that a small number of customers will continue to account
for a substantial portion of its revenues for the foreseeable future.   As a
result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products or by a decline in the number of PCs or coin-op arcade systems sold by a single customer or by a small number of customers.

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

         Management of Growth. The ability of the Company to successfully offer services and products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. The Company expects that the number of its employees will increase substantially over the next 12 months. The Company's financial and management controls, reporting systems and procedures are also very limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in connection with the Company's lawsuit against Sega, the Company expects to incur significant legal expenses. Furthermore, pursuing this litigation has resulted and will likely continue to result in the diversion of management's attention from the day-to-day operations of the Company's business. There can be no assurance that this litigation will be resolved in the Company's favor. An adverse result, settlement or prolonged litigation could have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

  On July 22, 1997, Sega Enterprises, Ltd. ("Sega") terminated the Technology Development and License Agreement entered into by the Company and Sega on February 28, 1997. The Company filed suit in Superior Court for the County of Santa Clara on August 29, 1997; an amended complaint was filed on October 8, 1997. The amended complaint names Sega and its U.S. subsidiary Sega of America, Inc., NEC Corporation, and VideoLogic Group, Plc. As defendants, and includes counts alleging breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is presently under way.

ITEM 2:  USE OF PROCEEDS

  In June 1997, the Company completed the sale of 3,450,000 shares of Common Stock at a per share price of $11.00 in a firm commitment underwritten initial public offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-25365), which was declared effective on June 25, 1997. The Company's managing underwriters for the offering were Robertson, Stephens & Co., Montgomery Securities and UBS Securities LLC. Of the $37,950,000 in aggregate proceeds raised in connection with the offering, (i) $2,656,500 was paid to the underwriters in connection with underwriting discounts and (ii) approximately $957,000 was paid by the Company in connection with expenses, including legal, printing and filing fees, in connection with the offering. There were no direct or indirect payments to directors or officers of the Company or to any
person or entity.   None of the proceeds from the offering have been used for
the repayment of indebtedness, construction of plant, building or facility or installation of machinery or equipment, or the purchases of real estate or the acquisition of other businesses. The Company is currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Treasury Bills, with an average maturity of six months or less.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                11.1 Statement regarding computation of net income (loss) per share

                27.1    Financial Data Schedule

     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1997
                                   3DFX INTERACTIVE, INC.
                                   (Registrant)

                                   /S/ L. GREGORY BALLARD
                                   --------------------------------------------
                                   L. Gregory Ballard
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                                   /S/ GARY P. MARTIN
                                   --------------------------------------------
                                   Gary P. Martin
                                   Vice President, Administration and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBITS

11.1     Statement regarding computation of net income (loss) per share

27.1     Financial Data Schedule