Form 10-K
period 1997-12-31
3DFX INTERACTIVE INC
filed 1998-02-18
CIK 1010026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               ---------------TO
                                ---------------.

                       COMMISSION FILE NUMBER: 000-22651

                             3DFX INTERACTIVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    77-0390421
       (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

       4435 FORTRAN DRIVE, SAN JOSE, CA                           95134
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 935-4400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     NONE                                          NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 6, 1998 as reported on the Nasdaq National Market, was approximately $177,649,647. Shares of Common Stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 6, 1998, registrant had outstanding 12,707,215 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 1998.

================================================================================

                           FORWARD LOOKING STATEMENTS

     This Report contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in the Company's quarterly and annual operating results, intense competition, the Company's dependence on the PC and emerging 3D interactive electronic entertainment markets, the Company's dependence on the retail distribution channel, acceptance of the Company's 3D/2D solution for the PC market, the Company's ability to manage growth, the Company's dependence on third party developers and publishers, rapid technological change in the Company's markets, the Company's customer and product concentration, continued acceptance and adoption of Glide, the Company's proprietary, low-level 3D API, the Company's dependence on independent manufacturers and other third parties, and the Company's dependence on achieving acceptable semiconductor manufacturing yields, as well as those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Factors Affecting Operating Results" and elsewhere in this Report.

                                     PART I

ITEM 1. BUSINESS

     3Dfx Interactive is a leading developer of high performance, cost-effective 3D media processors, software and related technology for the interactive electronic entertainment market. The Company has developed 3D technology that enables a highly immersive, interactive and realistic 3D experience across multiple hardware entertainment platforms. Furthermore, the Company's technology facilitates the virtually seamless portability of software content across interactive electronic entertainment platforms, specifically the personal computer ("PC") and the coin-operated ("coin-op") arcade system. The Company's strategy is to provide a 3D media processor solution comprised of hardware and embedded software designed around a common architecture that will become the standard graphics engine for the interactive electronic entertainment market. To date, the Company's efforts have been largely focused on the multimedia add-in card market. The Company believes that its high profile brand image in the retail channel, and its success in forging strong relationships with software content developers, combined with the benefits of its technology, provide powerful incentives for the leading PC OEMs and entertainment hardware manufacturers to utilize the 3Dfx solution.

     Voodoo Graphics and Voodoo Rush, the Company's first products, and subsequent 3D media processors now under development are designed around a common architecture to be utilized as the graphics engine for PCs and coin-op arcade systems. For PC applications, Diamond Multimedia Systems, Inc. ("Diamond"), Elitetron Electronic Co., Ltd. ("Elitetron") and Orchid Technology ("Orchid"), among others, have introduced consumer multimedia add-in cards incorporating the Company's Voodoo Graphics 3D media processor for sale in the retail channel and for incorporation into PCs manufactured primarily by systems integrators. In the coin-op arcade market, the Voodoo Graphics 3D media processor is being utilized by Acclaim Entertainment Inc. ("Acclaim"), Atari Corporation ("Atari"), Kaneko Ltd. ("Kaneko"), Midway Games, Inc. ("Midway") and Taito Corporation, Ltd. ("Taito"), among others. Voodoo Rush incorporates a 3D/2D solution into a single personal computer interface ("PCI") board. The Company has also developed Voodoo2, which is expected to be commercially available in the first quarter of 1998. The Company's next product, Banshee is intended to be a high performance, fully-featured single chip, 3D/2D media processor for the PC and coin-op arcade markets. The Company expects to begin commercial shipments of Banshee in the second quarter of 1998. All of the Company's products are manufactured, packaged and tested by third parties.

INDUSTRY BACKGROUND

     The goal of interactive electronic entertainment is to create a realistic and immersive environment in which users can actively participate. Interactive electronic entertainment began in the 1970s with Atari's introduction of Pong, a simplistic, 2D, black and white, coin-op arcade game resembling ping pong, and has evolved to realistic and engaging 3D action games such as NHL 98, Quake II and Tomb Raider II.

     While interactive electronic entertainment started in the arcade, it was brought to the mass market through the advent of inexpensive, dedicated home game consoles that attached to televisions. Over the past 15 years, Nintendo Corporation ("Nintendo"), Sega Enterprises, Ltd. ("Sega"), Sony Corporation ("Sony") and other OEMs have introduced successive generations of these consoles that, combined with better quality games, have provided increasing realism and enhanced game play. The overall entertainment experience on these platforms has been improving as a result of the introduction of first generation 3D hardware and software in the arcade and console markets. Despite its desirability, high performance 3D technology continues to be prevalent only in high-end engineering workstations that typically cost tens of thousands of dollars.

     The ultimate goal of the use of 3D for entertainment applications is to create an interactive experience with video quality comparable to that of motion pictures. Interactive electronic entertainment applications employing 3D graphics create plausible illusions of reality and thus provide more engaging presentations of complex action and scenery than traditional 2D graphics. The Company believes that once consumers experience high quality 3D technology on any entertainment platform, they will demand it from all interactive entertainment experiences.

     Interactive electronic entertainment products today are generally played on three hardware platforms -- the PC, the coin-op arcade system and the home game console. Coin-op arcade games have traditionally offered the most compelling and immersive experience for game players and, as a result, 3D gaming was first introduced in this high-end market. However, coin-op arcade games are based on high cost, proprietary hardware and, consequently, the coin-op arcade market has remained a relatively small segment of the overall 3D market. Like coin-op arcade systems, home game console hardware is typically proprietary. However, the attractive price point, traditionally $300 or less, continual technological improvements and convenience of home play that home game consoles offer have fueled the platform's substantial consumer adoption even though performance still trails that of the arcade.

     Although 3D interactive electronic entertainment has enjoyed success on both the coin-op arcade and home game console platforms, which are optimized for game play, to date 3D entertainment has had relatively limited success in the PC market. Several recent developments, however, are enabling the PC to become a more suitable platform for interactive electronic entertainment. First, the emergence of more powerful microprocessors and dedicated graphics processors have provided the necessary computing power to handle the computationally intensive processing of 3D graphics at acceptable costs. Second, the PC industry has adopted wider data buses in the PC architecture that are capable of transmitting the vast streams of data needed for high quality 3D graphics. Third, cost reductions in memory and other components have allowed PC OEMs to offer lower cost, general purpose computing platforms that are ideal for 3D interactive electronic entertainment. Finally, the industry has developed and adopted industry standard 3D application programming interfaces ("APIs"), like Microsoft Corporation's ("Microsoft") Direct3D ("D3D") and Silicon Graphics, Inc.'s ("SGI") OpenGL, which serve as software bridges between applications and the 3D graphics processor.

     In addition to the performance capabilities of the hardware, the success of any game platform ultimately depends on the quality and quantity of software titles developed for the platform and the ease with which developers can create new software for, or port existing software to, a platform. Porting is the adaptation of software code written for one platform for use on another. For example, software written for a coin-op arcade system must be ported so that it can be played on PCs or home game consoles. Historically, porting has been technically challenging, costly and time consuming. Even though the coin-op arcade market is the proving ground for new game titles with hits in the arcade market virtually guaranteeing success in the PC and home game console markets, software developers often opt not to pursue these opportunities because of the significant engineering effort required to port a title from one platform to another. As a result, game developers and publishers have not been able to fully capitalize on their investment in software content. Consumers have been frustrated by the long delays between their first experience with a game in an arcade and the availability of the game for home use and by the significant decrease in game quality typically experienced when software titles migrate from the arcade platform. Thus, content developers are demanding an entertainment solution that facilitates virtually seamless porting across platforms and consumers are demanding a cost-effective solution that enables a high quality gaming experience on their choice of platform.

  The 3D Dilemma

     The growth of the interactive electronic entertainment market has been constrained by the absence of a high performance, cost-effective 3D solution, the lack of an architecture that facilitates virtually seamless porting across different platforms and the limited number of high quality 3D software titles. The implementation of 3D graphics is extremely complex and mathematically intensive and requires significant computing power. Consequently, despite the desirability of 3D graphics, high quality 3D continues to remain a niche technology not prevalent outside of high-end engineering workstation and professional applications. To date, attempts to bring high quality, affordable 3D solutions to the entertainment market have required consumers to accept a trade-off between visual realism, or fill rate, and gaming performance, or frame rate. Today, the interactive electronic entertainment industry is demanding a no-compromise 3D solution that will deliver both visual realism and performance at a cost-effective price. The solution must also drive content development by enabling developers to create a new generation of high quality 3D software that delivers a realistic and immersive experience.

THE 3DFX SOLUTION

     3Dfx has developed hardware and software technology designed to deliver superior 3D performance across multiple interactive electronic entertainment platforms in a cost-effective manner. The Company's technology is optimized to alleviate the traditional consumer trade-off between visual quality and gaming performance by providing a 3D solution with both high fill rates and frame rates. To that end, the Company's technology enables a highly immersive, interactive 3D experience with compelling visual quality, realistic motion and complex character and scene interaction at real time frame rates. Voodoo Graphics and Voodoo Rush, the Company's first products, and subsequent 3D media processors now under development, are designed around a common architecture to be utilized as the graphics engine for PCs and coin-op arcade systems.

     To promote the rapid adoption of its products, the Company's architecture supports most industry standard APIs, including: Apple Computer Inc.'s Rave3D, Microsoft's Direct3D and SGI's OpenGL. The Company believes that game titles using any of these APIs in conjunction with its 3D media processor products offer compelling performance when compared to performance achieved by competing hardware solutions. Additionally, the Company has developed Glide, its proprietary, low-level 3D API. Glide was designed to optimize the performance of software designed for any entertainment platform powered by the Company's 3D media processors, and affords virtually seamless portability of game content across multiple entertainment platforms. The content provider's ability to rapidly port software titles to numerous platforms reduces the developer's time to market from the arcade to the PC, significantly reduces the costs of porting across multiple platforms, provides a successful title with enormous exposure and allows both the game developer and the publisher to more effectively leverage their investment in a given title. The Company believes that these are powerful incentives for the leading PC OEMs, arcade and console hardware manufacturers, software content developers and publishers to utilize and design applications for the 3Dfx graphics engine.

STRATEGY

     The Company's objective is to establish its products as the standard 3D media processors in the interactive electronic entertainment market. Key elements of the Company's business strategy include:

     Focus on Interactive Electronic Entertainment Market. The interactive electronic entertainment market is currently a multi-billion dollar industry that is growing rapidly. The Company believes that the compelling visual quality and high performance graphics enabled by its 3D media processors make its 3D solution ideal for use in this market where users demand a high quality 3D experience. The Company's strategy is to develop and introduce products that cost-effectively deliver 3D performance levels that meet the demanding requirements of the major interactive electronic entertainment platforms. Moreover, given the technical challenge of offering a high quality 3D solution the Company believes that this market offers significant potential for continued innovation of cost-effective, high performance 3D media processors.

     Promote Content Development. The Company believes that the availability of a sufficient number of high quality, commercially successful software game titles and applications drives hardware sales. Therefore, to become the standard in the 3D interactive electronic entertainment arena, the Company is collaborating with content developers to create software entertainment titles designed to work with the Company's hardware. Currently, over 90 such software entertainment titles are commercially available. The Company attracts these developers by providing the opportunity to differentiate their software products with high quality 3D graphics, feature rich special effects and real time frame rates. With a solution that enables game content to be easily ported across the major interactive entertainment platforms, the Company offers its software partners easy access to multiple outlets for their products. To encourage developers and publishers to develop content based on the Company's technology, the Company has devoted significant resources to its developer relations program which currently includes over 600 content developers, game publishers and ISVs.

     Pursue Branding Strategy. The Company continues to devote substantial marketing resources towards establishing 3Dfx as a recognizable brand. The Company has been working with both software developers and publishers in the PC market to prominently display the 3Dfx logo on their software product boxes to indicate that the software is compatible with the Company's products. To further identify the Company in the marketplace, several software products display a spinning version of the 3Dfx logo on the screen while loading. The Company believes that this strategy creates brand awareness. The Company has recently announced that in March 1998, Dimension Publishing will introduce a quarterly magazine dedicated exclusively to 3Dfx products. This magazine will include software title and hardware release schedules, product reviews, gaming tips and other information that will enhance the return on the consumer's investment in 3Dfx based products. The Company believes that the magazine will continue to build the Company's brand image while concurrently increasing awareness in the marketplace about 3Dfx products. The Company further believes that consumer awareness of its products will speed adoption of the Company's architecture in the mass market, lead to increasing availability of 3Dfx enabled software content and help establish the Company as the standard 3D solution for the interactive electronic entertainment market.

     Extend Technical Leadership. The Company offers superior performance 3D media processors targeted toward the high-end of the interactive electronic entertainment market. The Company intends to continue to leverage its technology at the high-end of the 3D interactive electronic entertainment market in order to optimize and cost-reduce such solutions for applications in the volume market. The Company believes this strategy will create an effective barrier to entry to potential competitors.

     Leverage Multi-Platform Architecture. The Company's 3D technology embodies a single hardware/software architecture that can be deployed in numerous interactive electronic entertainment platforms. For PC applications, Diamond, Elitetron, Guillemot International ("Guillemot"), Hercules Computer Technology, Inc. ("Hercules"), Integraph Corporation ("Integraph") and Orchid, among others, have introduced consumer multimedia add-in cards incorporating the Company's 3D media processors for sale in the retail channel and for incorporation into PCs by systems integrators. In the coin-op arcade system market, Voodoo Graphics is being utilized by Acclaim, Atari, Kaneko, Midway, and Taito, among others.

     Leverage Success in Retail Distribution Channel into OEM Channel. Given its high performance, multi-chip product offerings, the Company's efforts to date have largely been focused on the multimedia add-in card market. With introduction of its Banshee product, currently anticipated in the second quarter of 1998, the Company will extend its focus to include the PC OEM market. The Company believes that its success in branding both 3Dfx and its Voodoo products at the consumer level through its efforts in the retail channel, as well as its success in working with the software content community, provide an incentive for PC OEMs to design 3Dfx products into their future product lines. The Company believes that its brand equity will provide PC OEMs with a differentiating feature that consumers will recognize. Additionally, utilizing 3Dfx products will enable OEMs to offer their customers immediate access to a substantial software title library, including a number of entertainment titles which will function in 3D accelerated mode only when 3Dfx technology is present in the system.

     Leverage Core Technology to Address New Market Opportunities. The Company believes it can leverage its 3D processor technology in a variety of other 3D multimedia applications. Within the electronic entertainment market, the Company intends to extend its technology to location based entertainment ("LBE") applications, which would be enhanced by the Company's technology. LBE sites are typically dedicated to one type of game or experience and the environment includes mechanical or other environmental elements that add significantly to the immersion of the experience. The Company is investigating opportunities to apply its 3D technology to other product applications such as Internet/intranet exploration, including virtual reality mark-up language ("VRML") browsers, 3D graphical user interface ("GUI"), visual simulation, education and training applications and other 3D visualization applications.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The Company's product strategy is to offer a 3D media processor solution comprised of hardware and embedded software designed around a common architecture that will become the standard graphics engine for the interactive electronic entertainment market. Voodoo Graphics, the Company's first product, began commercial shipment in September 1996. Voodoo Rush, the Company's second product, began sampling in November 1996 and commenced commercial shipment in April 1997. The Company has also developed Voodoo2, which is expected to be commercially available in the first quarter of 1998. Voodoo Graphics, Voodoo Rush and Voodoo2 are being targeted at price and performance points for the PC and coin-op arcade markets. These products and subsequent 3D media processors under development are based on a common architecture which offers developers a clear, compatible upgrade path. This architecture is designed to scale with the PC's microprocessor. As a result, as the processing power of the CPU increases, the Company's products will use that additional processing power to improve the overall quality of the 3D.

     Voodoo Graphics. The Company believes that Voodoo Graphics offers a cost-effective, high performance solution for 3D interactive electronic entertainment applications. Voodoo Graphics is a stand-alone 3D media processor designed to function as the primary display device in embedded applications, such as coin-op arcade systems, or to work in conjunction with most standard 2D processors in PC applications. Voodoo Graphics has seen initial acceptance in both the PC and coin-op arcade markets. Diamond and Orchid, among others, have each introduced multimedia add-in boards for PCs that are currently supplied through retail, OEM and mail order channels in the US, Europe and Asia. Voodoo Graphics is being utilized by Acclaim, Atari, Kaneko, Midway and Taito among others for coin-op arcade systems and game applications.

     Voodoo Graphics is a two chip solution and has a 128-bit "dedicated texture memory" architecture that provides over 800 megabytes per second of memory bandwidth to deliver both the interactivity and the visual realism necessary for the new generation of 3D games. Because Voodoo Graphics dedicates at least one megabyte of memory to texture maps, interactive 3D games can now attain a level of realism that was previously limited to pre-rendered games with limited interactivity. Voodoo Graphics has scalable performance of 45 megapixels per second sustained fill rate for bilinear or advanced filtered textures. Voodoo Graphics generates up to one million textured triangles per second polygon performance for filtered, level of detail ("LOD") MIP-mapped, Z-buffered, alpha-blended, fogged, textured 50-pixel triangles rendered on a Pentium II-300 MHz MMX system.

     Voodoo Rush. Voodoo Rush began sampling in November 1996 and commenced commercial shipment in April 1997. Voodoo Rush is designed to offer a cost-effective solution for implementing 3D graphics with 3D performance similar to that of Voodoo Graphics. Based on the core 3D technology in Voodoo Graphics, Voodoo Rush was designed to function with a partner's companion 2D or 2D/3D accelerator. Unlike Voodoo Graphics, however, which requires independent 2D and 3D solutions, Voodoo Rush is designed to incorporate a 3D/2D solution into a single PCI board. Alliance Semiconductor Corporation ("Alliance") and Macronix International Co., Ltd. ("Macronix") are the Company's partners for this program. The Voodoo Rush solution is designed to increase system flexibility for the OEM, to require less memory and to reduce the graphics system cost when compared to Voodoo Graphics and stand-alone 2D graphics.

     Voodoo Rush is designed to provide both full screen rendering and 3D in a window, which permits the user to move easily between the 3D enabled application, the desktop and other applications. Voodoo

Rush has a sustained fill rate of 35 megapixels per second for bilinear filtered textures with LOD MIP-mapping, Z-buffering, alpha-blending and fogging enabled. The triangle rate is 800,000 triangles per second for filtered, LOD MIP-mapped, Z-buffered, alpha-blended, fogged, textured triangles on a Pentium II-300 MHz MMX system.

     Voodoo2. Voodoo2, introduced in November 1997, is the Company's next generation 3D-only accelerator and provides a significant increase in performance over the Company's first generation Voodoo Graphics product. Commercial shipment of Voodoo2 is expected in the first quarter of 1998. There can be no assurance that Voodoo2 will be commercially shipped or accepted by the market. Voodoo2 is targeted at the same markets as the Company's first generation Voodoo Graphics accelerator. To date, several of the Company's existing customers including Diamond, Guillemot, Orchid and Quantum3D, Inc. have announced products based on Voodoo2. In addition, Creative Labs has announced the "3D Blaster Voodoo2" as an addition to its graphics product line.

     Voodoo2 will be offered to the consumer in a configuration previously marketed by the Company for use in the arcade and simulation markets. Voodoo2 is delivered as a 3-chip chipset that includes a pixel chip for controlling the display memory and two texture units that process texture maps in parallel. Voodoo2 maintains compatibility with Voodoo Graphics so virtually all existing games for Voodoo Graphics that are currently on the retail shelf operate unchanged with Voodoo2. In addition to the features supported by Voodoo Graphics, Voodoo2 now has a more advanced triangle setup unit that increases triangle throughput to 3,000,000 triangles per second measured on a Pentium II-300 MHz MMX system. The second texture unit doubles the texturing performance for games that include support for the second texture unit. Voodoo2 provides performance of 90 Megapixels per second and 90 Megatexels per second; when the second texture unit is activated, Voodoo2 provides up to 180 Megatexels per second. Voodoo2 boards also incorporate a scan-line interleave connector that allows two boards to operate in parallel thus doubling rendering capability. In this configuration, Voodoo2 provides performance of 180 Megapixels per second and 180 Megatexels per second; when the second texture unit is activated, Voodoo2 provides up to 360 Megatexels per second.

     Future Product Development. In connection with the Company's strategy of developing a single-chip solution, the Company has commenced development of Banshee, which is intended to be a high performance, fully-featured single chip 3D/2D media processor for the PC and coin-op arcade markets. The Company expects to begin commercial shipment of Banshee during the second quarter of 1998. The Company is developing Banshee with the intent of delivering quality 3D/2D to a broader portion of the interactive electronic entertainment market. In addition, Banshee is designed to reduce graphics system costs and to be compatible with applications designed for use with Voodoo Graphics, Voodoo Rush and Voodoo2. There can be no assurance that the Company will be able to introduce Banshee as scheduled or, that if introduced, it will perform as intended or be accepted by OEMs, multimedia board vendors, coin-op board manufacturers and coin-op arcade system manufacturers.

--------------------------------------------------------------------------------

                  3DFX PRODUCTS AND PRODUCTS UNDER DEVELOPMENT
-----------------------------------------------------------------------------------------------------------
                    COMMERCIAL
  PRODUCT           AVAILABILITY      TARGET MARKET         KEY FEATURES(1)
-----------------------------------------------------------------------------------------------------------
  Voodoo Graphics   September 1996    PCs, coin-op arcade   Add-on 3D solution; systems scalability;
                                      systems               consistent sustained performance with all
                                                            features enabled; fill rate of 45 Mpixel/sec;
                                                            fully featured triangle rate of 1.0M/sec;
                                                            texture streaming; fully featured architecture
-----------------------------------------------------------------------------------------------------------
  Voodoo Rush       April 1997        PCs                   Single-board 3D/2D solution; consistent
                                                            sustained performance with all features
                                                            enabled; fill rate of 45 Mpixel/sec; fully
                                                            featured triangle rate of 800K/sec; texture
                                                            streaming; fully featured architecture; 3D in a
                                                            window
-----------------------------------------------------------------------------------------------------------
  Voodoo2           Expected first    PCs, coin-op arcade   Add-on 3D solution; systems scalability;
                    quarter 1998      systems               consistent sustained performance with all
                                                            features enabled; fully featured triangle rate
                                                            of up to 3.0 M/sec; texture streaming; on-chip
                                                            triangle set up; fully featured architecture
-----------------------------------------------------------------------------------------------------------
  Banshee           Expected second   PCs, coin-op arcade   Single chip 3D/2D solution; large feature set;
                    quarter 1998      systems               fully integrated architecture; high sustained
                                                            fill rate and triangle rate with all features
                                                            enabled; compatible 3D architecture with Voodoo
                                                            Graphics
-----------------------------------------------------------------------------------------------------------

---------------

(1) "Fully featured" means textured, bilinear filtered with LOD MIP-mapping, Z-buffered and fogged.

CUSTOMERS

     The Company markets its products to PC and graphics board OEMs and manufacturers of coin-op arcade systems and home game consoles. The Company works closely with its customers and software developers during the design process of entertainment platforms and the development phase of software titles and applications. The Company believes that this close technical collaboration facilitates the integration of the Company's products into its customers' entertainment platforms. There can be no assurance, however, that design wins will ultimately result in orders or that the Company will retain such customers through the ongoing and recurring design-in process. The following is a representative list of the companies that are either direct or indirect customers of the Company or companies with which the Company has design wins:

                             PCS                            COIN-OP ARCADE SYSTEMS
        ---------------------------------------------  --------------------------------
        A-trend Technologye(1)                         Acclaim Entertainment Inc.(2)
        Canopus Corporation                            Eolith Co., Ltd.(2)
        Creative Labs(2)                               IGS Taiwan(2)
        Deltron Precision, Inc.(1)                     Kaneko Ltd.(2)
        Diamond Multimedia Systems, Inc.               Konami Co. Ltd.
        Elitetron Electronic Co., Ltd.                 RealVision Corporation(2)
        Guillemot International                        Taito Corporation
        Hercules Computer Technology, Inc.             WMS Industries, Inc. (Williams)
        Intergraph Corporation
        Jazz Multimedia
        Orchid Technology
        Quantum3D, Inc.
        Skywell Technology Corp.(1)
        TechWorks, Inc.

---------------

(1) Indirect customer that purchases products from the Company's board level customers.

(2) Indicates design win only; such companies have not yet purchased commercial quantities of the Company's products.

     Because of the Company's limited operating history and early stage of development, it has only a limited number of customers and its sales are highly concentrated. Revenues derived from sales to Diamond, Elitetron and Orchid accounted for approximately 37%, 16% and 7%, respectively, of revenues for 1997. Revenues derived from sales to Orchid, Diamond and WMS Industries, Inc. ("Williams") accounted for approximately 44%, 33% and 11%, respectively of revenues for 1996. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future.

SALES AND MARKETING

     The Company sells its products to manufacturers of graphics and multimedia accelerator subsystems for PCs and coin-op arcade systems and to PC OEMs through a network of domestic and international independent sales representatives and distributors. In the United States and Canada, the Company has 10 sales representatives. The Company also sells its products directly to certain OEM customers in each of the Company's target markets. Outside the United States and Canada, primarily in the Far East and Europe, the Company's products are sold through 11 sales representatives. The Company maintains a sales management organization which is primarily responsible for supporting independent sales representatives and distributors and making direct sales to customers that prefer to transact directly with the Company. As of December 31, 1997, the Company employed 30 individuals in its sales, marketing and customer support organization.

     To meet customer requirements and achieve design wins, the Company's sales and marketing personnel work closely with customers, potential customers and leading industry software and hardware developers to define product features, performance, price and market timing of new products. The Company provides customers with early access to technical design information and specifications, documentation, in-house engineering support, first chip product samples and product development plans. This effort is coordinated by the Company's sales management organization and is supported by in-house applications engineers and marketing personnel. The Company's applications engineers frequently work with existing and potential customers to assist them with their design projects. The Company believes that these efforts contribute to the Company's understanding of customer needs and assist the Company in developing products that meet customer requirements.

     To encourage software title developers and publishers to develop games optimized for platforms utilizing the Company's products, the Company seeks to establish and maintain strong relationships in the software development community. The Company has branded a marketing effort named the "Buddy Program" that employs the Company's expertise in software development to assist developers through an on-site assistance program, sample source code and electronic communication. As part of the Buddy Program, the Company has assigned a software engineer to each strategic developer to assist with product development. Generally the Company's assigned software engineer interacts with the developer both remotely and through on-site visits and, by working closely with the development team, attempts to ensure that the developer fully exploits the 3D graphics capabilities of the Company's products. Another key element of the Company's sales and marketing strategy has been the development of manufacturing qualified reference design kits for the Company's 3D media processors. The Company uses the reference design kits to seed important developers before the commercial introduction of the Company's products to ensure early software availability, and after commercial introduction to encourage on-going support of the Company's products. The Company believes that its close relationships with and attention to content developers encourages the development of software for the Company's hardware, provides the Company with information regarding the needs and concerns of the development community and enables the Company to continually assess opportunities for future software projects.

     As of December 31, 1997, there were 86 game titles for the PC and 6 arcade titles utilizing the Company's hardware that were commercially available. The PC game titles utilize different APIs, including Glide, D3D and OpenGL, or some combination thereof. The following table is a representative list of game titles for use with platforms utilizing the Company's hardware that were commercially available as of December 31, 1997:

            TITLE                      PUBLISHER                  DEVELOPER             API         PLATFORM
------------------------------  ------------------------  -------------------------  ----------  ---------------
Andretti Racing                 Electronic Arts           Electronic Arts            Glide/D3D   PC
Flight Unlimited 2              Eidos Interactive         Looking Glass Technology   Glide       PC
Grand Theft Auto                Gremlin                   DMA Design                 Glide       PC
Heavy Gear                      Activision                Activision                 Glide/D3D   PC
Hexen II                        Activision                Raven Software             OpenGL      PC
Interstate '76                  Activision                Activision                 Glide/D3D   PC
Jedi Knight-Dark Forces II      LucasArts                 LucasArts                  Glide/D3D   PC
Jet Fighter III                 Interplay Productions     Mission Studios            Glide       PC
Longbow 2                       Janes Combat Simulation   Janes Combat Simulation    Glide       PC
Microsoft Flight Simulator '98  Microsoft                 Microsoft                  D3D         PC
Myth: The Fallen Lords          Bungie                    Bungie                     Glide       PC
Need for Speed II SE            Electronic Arts           Electronic Arts            Glide       PC
NHL Hockey '98                  Electronic Arts Sports    Electronic Arts            Glide       PC
Quake II                        Activision                id Software                OpenGL      PC
Shadows of the Empire           LucasArts                 LucasArts                  D3D         PC
Tanarus (on-line only)          Sony Interactive          Sony Interactive           Glide       PC
Test Drive 4                    Accolade                  Pitbull Syndicate          Glide       PC
Tomb Raider II                  Eidos Interactive         Core Designs               D3D         PC
Turok                           Acclaim                   Sculpted Software          Glide       PC
Virtua Squad                    Sega                      Sega                       D3D         PC
Blitz                           Midway                    Atari Games                Glide       Coin-Op Arcade
San Francisco Rush              Midway                    Atari Games                Glide       Coin-Op Arcade

     To enhance awareness of the Company's 3D graphics solutions, the Company has created several proprietary demonstrations that showcase the performance and features made possible by the Company's products. These demonstrations, which are sometimes bundled with an OEM's product, are shown to software developers, OEMs, VARs and tradeshow audiences. The Company believes that these demonstrations effectively demonstrate the immediate potential for high quality 3D graphics in interactive electronic entertainment and effectively differentiate the Company's product offerings from competing products. The Company continues to devote substantial marketing resources towards establishing 3Dfx as a recognizable brand. The Company has been working with both software developers and publishers in the PC market to prominently display the 3Dfx logo on their software product boxes to indicate that the software is compatible with the Company's products. To further identify the Company in the marketplace, several software products display a spinning version of the 3Dfx logo on the screen while loading. The Company believes that this strategy creates brand awareness. The Company further believes that consumer awareness of its products will speed adoption of the Company's architecture in the mass market, lead to increasing availability of 3Dfx enabled software content and help establish the Company as the standard 3D solution for the interactive electronic entertainment market.

     The Company's marketing activities also consist of participation in industry tradeshows, marketing communications and market development activities designed to generate awareness of the Company and its products. Such activities include ongoing contact with industry press and analysts and selective advertising in entertainment and game industry publications. The Company has recently announced that in March 1998 Dimension Publishing will introduce a quarterly magazine dedicated exclusively to 3Dfx products. This magazine will include software title and hardware release schedules, product reviews, gaming tips and other information that will enhance the return on the consumer's investment in 3Dfx based products. The Company believes that this magazine will continue to build the Company's brand image while concurrently increasing awareness in the marketplace about 3Dfx products. The Company is also active in the promotion of its products through 3D graphics news groups on the Internet. The Company intends to promote the 3Dfx name and trademarks to create a recognizable industry standard for high quality 3D entertainment.

TECHNOLOGY

  3D Technology

     The technology necessary to create interactive, realistic and visually engaging 3D at high frame rates is extremely compute intensive, complex and technically challenging. Historically, such technology has been extremely expensive and thus 3D has been prevalent only in high-end 3D workstations. Today, 3D graphics companies face the challenge of designing affordable products that offer realistic 3D graphics with full screen resolution in real time for the mainstream PC market. The substantial complexity and technical demands of achieving this level of 3D graphic performance requires compute and pixel processing power and memory bandwidths well beyond what is available in typical general purpose CPUs, such as Intel Corporation's ("Intel") Pentium Pro. Specialized 3D graphics processors address this limitation by implementing all or part of what is referred to as the "3D Pipeline" by providing dedicated 3D graphics processing capability.

     The 3D Pipeline is a sequence of operations, which, starting with three dimensional model data, position and desired lighting models, results in 2D pixels displayed on a computer monitor or television display. The creation of a single 3D image from the numerical mode is comprised of three primary steps: tessellation, geometry and rendering.

     - Tessellation. Tessellation is the creation of a numerical description (the "three dimensional model data") of an object and the conversion of this model into a set of polygons. Polygons are often defined to be triangles because triangles are simple geometric shapes which can be easily defined by only a few data points and can be quickly modified by mathematical operations. Each triangle requires a separate set of calculations, which means that the more complex an object is, the more compute intensive it is. As a result, triangles-per-second is one of the essential performance metrics of 3D graphics.

     - Geometry. The geometry phase of the 3D Pipeline includes three stages: transformation, lighting and triangle setup, although triangle setup is often considered a separate stage. The transformation stage converts the native three dimensional model data from its native numerical representation into a viewer-dependent model space by using 4x4 matrix operations. The triangle setup operation takes in the transformed, lighted triangles and calculates the edge and slope information required to paint each individual triangle on the screen.

     - Rendering or Rasterization. The third primary phase of the 3D Pipeline, called triangle rendering or triangle rasterization, is the most important phase for creating a quality 3D image. During this phase, a two-dimensional image, capable of being displayed on a PC monitor or television set, is created from the discrete, three-dimensional model that emerges from the geometry phase. Within each particular triangle, pixels are computed, rendered and displayed according to a complex set of rules. Final image quality depends on the number and types of techniques applied to each particular pixel. Various techniques are applied in the rendering phase to achieve photo-realistic images, including scan conversion, shading, texture-mapping and various perspective enhancements. More advanced techniques in rendering include MIP mapping, texture filtering, anti-aliasing, subpixel correction, fogging, alpha-blending, and depth cueing.

     The rasterization stage of the 3D Pipeline permits a significant level of quality improvements, which can be achieved by the application of many techniques. While these techniques can make a qualitative difference in the realism that a 3D image conveys to the viewer, many of these techniques are highly compute intensive. As a result, if performance is not sufficient given the number and type of techniques used, the overall experience of the user will diminish. In order for a 3D image to achieve realistic animation on a monitor screen in real-time and with excellent visual quality, as many as twenty billion operations per second might be necessary. Most PC systems that are equipped with 3D hardware accelerators perform the tessellation, transformation, lighting, and clipping operations on the CPU and pass the results to the 3D acceleration hardware for triangle setup and rendering to complete the 3D pipeline. As a result, the rasterization stages of the 3D Pipeline is almost always handled by a graphics processor, which has a focused range of operation.

  3Dfx Architecture and Technology

     The primary goal of Voodoo Graphics, Voodoo Rush and the Company's subsequent 3D media processors under development is to provide workstation-quality 3D performance at affordable price points. Furthermore, the scaleable nature of the 3Dfx solution is applicable across different markets and different price targets without re-engineering the core logic. The block diagram below is an outline of the Company's Voodoo Graphics product:

     In the above diagram, the pixelfx chip is responsible for managing the frame buffer, while the texelfx chip accesses dedicated texture memory. The pixelfx chip performs triangle setup, Gouraud shading, texture, fogging, alpha-blending and Z-buffering. The pixelfx chip is also responsible for sending information to a low-cost external digital to analog converter ("DAC") for display on a computer monitor or television set. The texelfx chip is responsible for triangle setup of the texture coordinates, texture address calculations, perspective-correction of the texture coordinates, MIP Mapping calculations to properly select the appropriate texture map and texture lookup. Subsequent to texture lookup, the texelfx chip formats the incoming texture and decompresses the texture element if the texture map is stored in a proprietary compressed format and performs bilinear blending. Finally, the processed texel is sent to the pixelfx chip for final storage into the frame buffer.

     The performance benefits of having separate, dedicated frame buffer memory distinct from texture memory is dramatic. While traditional consumer-oriented 3D media processors have utilized a common pool of memory for both frame buffer and texture storage, the 3Dfx solution allows for Z-buffering and alpha-blending operations, performed in the frame buffer memory, to operate independently from texture map lookup, performed in the dedicated texture memory. The result is an architecture which maintains full performance when all of the advanced 3D rendering features are enabled.

     Due to the design's scaleability, multiple texelfx chips may be chained together to form a "texture streaming" architecture, where multiple texture maps may be accessed independently and blended together, a technique known as "texture compositing" with no degradation in quality. In addition, multiple complete pixelfx/texelfx subsystems may be chained together to double the raw rendering capability for the high performance solutions.

     To further reduce the solution cost of its products and to specifically address PC motherboard designs, the Company has commenced development of Banshee, which is designed to be a high performance, fully-featured single chip, 3D/2D media processor for the PC and coin-op arcade markets. In addition, the Company offers Glide, its proprietary API, as a development tool to enable the optimal performance and easy, low cost cross platform portability of software content developed for the Company's 3D media processor products.

     Research and development expenses were $2.9 million, $9.4 million and $12.4 million in 1995, 1996 and 1997, respectively.

MANUFACTURING

     The Company has adopted a "fabless" manufacturing strategy for its semiconductor products whereby the Company employs world class suppliers for all phases of the manufacturing process, including, manufacturing, assembly, testing, and packaging. This strategy leverages the expertise of its industry leading, ISO Certified, suppliers in such areas as fabrication, packaging, quality control and assurance, reliability, and testing, and allows the Company to avoid the significant costs and risks associated with owning and operating such operations. The Company's semiconductor and system products are manufactured by third party suppliers. These suppliers are responsible for procurement of raw materials used in the production of these products. The Company believes that raw materials required are readily available. As a result, the Company can focus its resources on product design, quality assurance, marketing and customer support.

     The Company's Voodoo Graphics and Voodoo Rush wafers are currently fabricated for the Company by Taiwan Semiconductor Manufacturing Corporation ("TSMC"), which is the largest independent foundry in the world. TSMC currently produces the semiconductor die for the Company using standard 0.5 micron Application Specific Integrated Circuit ("ASIC") Complimentary-symmetry Metal-Oxide Semiconductor ("CMOS") process technology. The Company expects that, commencing in early 1998, TSMC will move to a 0.35 micron ASIC, CMOS process technology in connection with production of Voodoo2. After the wafer production process is completed, the semiconductor die is shipped to Advanced Semiconductor Engineering Group ("ASE"), which packages and tests the semiconductor die, tests the finished product, and ships the finished product to the Company or its customers. Both suppliers have their manufacturing operations located in Taiwan, R.O.C. The fabrication of semiconductors is a complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, the Company must pay an agreed price for wafers regardless of yield. Accordingly, in this circumstance, the Company bears the risk of final yield of good die. Poor yields would materially adversely affect the Company's revenues, gross margin and results of operations. As the Company's relationships with TSMC and any additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because o the Company's potentially limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross profit.

     Generally, the Company receives semiconductor products from its subcontractors, performs incoming quality assurance, packages the products, and ships them to its customers from its location in San Jose.

     All of the Company's commerce is performed through purchase orders without additional or supplementary agreements. Whereas there can be no assurance that the Company will be able to secure sufficient manufacturing capacity to meet product demand in the future, which could have material adverse effects on the Company's business, the Company believes that it has developed strong relationships with its suppliers, and has experienced no material manufacturing concerns to date. Although the Company is confident in its suppliers' abilities to fulfill product requirements, the Company has been in active contact with other semiconductor fabrication foundries in an effort to further diversify its supplier manufacturing base. The Company has held discussions with certain potential suppliers and, in some cases, has reviewed the technology and facilities of such suppliers. However, the Company has not yet selected a second source of supply. The Company does have a domestic second source for assembly. However, the capacity at this domestic second source for assembly is limited and is therefore not appropriate for full production.

     In the event of production difficulties, shortages or delays experienced by any one of its suppliers, the Company's business, financial condition, or results of operation may be adversely impacted. Furthermore, although quality assurance measures have been taken, there can be no guarantee against defects affecting the quality, performance or reliability of the Company's products. Any such defects could require costly product recalls or cessation of shipments, adversely affecting the Company's business, financial condition and results of operations, and resulting in a decline of revenues, increased costs (associated with return, repair, replacement and shrinkage associated with such defects), cancellations or reschedulings of customer orders and shipments.

COMPETITION

     The Company's strategy of targeting the electronic entertainment market across multiple and requires the Company to compete against different companies in several market segments, all of which are intensely competitive.

     PC Segment. The largest area of competition for the Company is in the PC market. Within the entertainment segment of this market, the Company competes primarily against companies that typically have operated in the PC 2D graphics market and that now offer 3D capability as an enhancement to their 2D solutions, such as ATI Technologies, Inc. ("ATI"), Cirrus Logic, Inc. ("Cirrus"), Oak Technology Inc. ("Oak Technology"), S3 Incorporated ("S3") and Trident Microsystems, Inc. ("Trident"). Many of these competitors have introduced 3D functionality on new iterations of existing graphics chips. The Company also competes with companies that have recently entered the market with an integrated 3D/2D solution, but which have not traditionally manufactured 2D solutions such as 3Dlabs, Inc., Ltd. ("3Dlabs"), Chromatic Research, Inc. ("Chromatic"), nVidia Corporation ("nVidia") and Rendition Inc. ("Rendition"). In addition, the Company competes with Videologic Group Plc which has partnered with NEC ("NEC/Videologic") to focus exclusively on developing a 3D solution for the 3D interactive electronic entertainment market.

     In addition to competition from companies in the entertainment segment of the PC market, the Company also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional market, such as 3Dlabs, Integraph, Real 3D ("Real 3D"), an operating unit of Lockheed Martin Corp. ("Lockheed"), and SGI. While these companies produce high-performance 3D systems, they do so at a significantly higher price point than the Company and have historically focused on the professional and engineering market. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications, but the Company believes that these companies are not focused on interactive electronic entertainment applications. There can be no assurance that these companies will not enter the interactive electronics entertainment market. The Company believes that it would have a strong competitive position against such high-end competitors due to the favorable price/performance ratio of its Voodoo Graphics architecture and its proprietary Glide API. However, there can be no assurance that the Company would be able to compete successfully against them.

     Furthermore, a substantial number of companies including Intel have announced plans to release 3D graphics chips in 1998 that promise to provide low cost 3D functionality for PCs and workstations. The Company believes that Intel will introduce a single chip 2D/3D graphics accelerator in the near future. Intel has been very active in the graphics market, having previously invested in 3Dlabs and having recently signed a development agreement with 3Dlabs in late 1997 targeting the high end workstation market. In early 1998, Intel acquired CHIPS. To the extent that Intel's initiatives in the graphics sector are successful, it could materially adversely affect the Company's financial position and results of operations. The Company has had a relationship with Intel since November 1996, when, in conjunction with Intel's investment in the Company, 3Dfx and Intel entered into an agreement to license an early version of Glide, the Company's proprietary low level 3D API. Intel also has an option to license future versions of Glide on terms no less favorable than licenses of Glide to other third party graphics hardware manufacturers. Intel has not implemented Glide nor has it announced any intention to do so. However, because of Intel's significant market penetration, marketing power and financial resources, if Intel were to implement this early version of Glide as a standard development tool for current or future Intel 3D chipsets, it could substantially reduce or even eliminate any competitive advantages that the Company's products may have.

     Coin-op Arcade and Console Segments. The market for electronic arcade entertainment is comprised of a small number of companies, including Acclaim, Atari, Midway, Namco, Ltd. ("Namco"), Sega, Taito and Williams. The home game console segment is dominated by three companies, Nintendo, Sega and Sony. In each of the coin-op and home game console segments, the Company primarily faces competition from in-house divisions of the companies which currently comprise such markets. In July 1997, Sega terminated the Technology Development and License Agreement (the "Sega Agreement") with the Company pursuant to which Sega was to develop a new home game console incorporating the Company's technology. As a result of the termination of the Company's contract with Sega and the related litigation, the Company currently does not participate in the home game console market.

     The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's 3D media processors accelerators or provide better performance or additional features not currently provided by the Company. The Company believes that the principal competitive factors for 3D graphics solutions are product performance measured in terms of both processing power and image quality, conformity to industry standard APIs, software support, access to customers and distribution channels, manufacturing capabilities and price. The Company believes that it competes most favorably with respect to product performance, both in processing power and image quality, support of and conformity to industry standard APIs and software expertise. In addition, the Company believes that it competes favorably on price at certain product performance levels. The Company faces a competitive disadvantage as a result of its small size, particularly with respect to the development of a broad retail distribution channel. The Company seeks to use strategic relationships to augment its capabilities, but there can be no assurance that the benefits of these relationships will be realized or be sufficient to overcome the entrenched positions of the Company's largest competitors as incumbent suppliers to the large PC OEMs. Regardless of the relative qualities of the Company's products, the market power, product breadth and customer relationships of its larger competitors, including Intel, can be expected to provide such competitors with substantial competitive advantages. The Company does not seek to compete on the basis of price alone.

     Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since they maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the rapidly evolving market for 3D media processors will depend upon certain factors, many of which are beyond the Company's control, including, but not limited to, success in designing and subcontracting the manufacture of new products, implementing new technologies, access to adequate sources of raw materials and foundry capacity, the price, quality and timing of new product introductions by the Company and its competitors, the emergence of new multimedia and PC standards, the widespread development of 3D applications by ISVs, the ability of the Company to protect its intellectual property, market acceptance of the Company's 3D solution and API, success of the competitors' products and industry and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the emerging 3D graphics market.

PATENTS AND PROPRIETARY RIGHTS

     The Company relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. The Company has six patent applications pending in the United States Patent and Trademark Office ("PTO"). There can be no assurance that the Company's pending patent application or any future applications will be approved, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the

Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against the Company. However, the Company may from time to time receive notice of claims that the Company has infringed patents or other intellectual property rights owned by others. The Company may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend the manufacture of products. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that, in the event that any third party makes a successful claim against the Company or its customers, a cross-licensing arrangement could be reached. If a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations could be materially adversely affected.

     In addition, in connection with the Company's litigation against Sega, the Company was granted a preliminary injunction enjoining Sega from using or providing to any other person or entity access to the Company's confidential information and trade secrets that were provided to them in connection with the Sega Agreement. Sega has been ordered by the court to return to the Company all of the Company's confidential documents and/or information now possessed by Sega. To date, Sega has not returned such proprietary information to the Company. There can be no assurance that Sega will comply with the court order or that Sega has not used and will not use the proprietary information to its competitive advantage.

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

EMPLOYEES

     As of December 31, 1997, the Company had 123 employees, 70 of whom were engaged in engineering, and 53 of whom were engaged in marketing, sales, operations and administrative positions. As of December 31, 1997, all of the Company's employees were located in the United States. No employee of the Company is covered by collective bargaining agreements, and the Company believes that its relationship with its employees is good.

     The Company's ability to operate successfully depends in significant part upon the continued service of certain key technical and managerial personnel, and its continuing ability to attract and retain additional highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified technical and managerial personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

     The Company sub-leases approximately 77,805 square feet for its headquarters in one building in San Jose, California pursuant to a lease that expires on April 30, 2007, with an option to extend the lease for an additional five-year term. In addition, beginning in August 1998, the Company will lease approximately 52,000 square feet in a building adjacent to its San Jose headquarters pursuant to a lease that expires in 2005, with an option to extend the lease for an additional three-year term. The Company also leases approximately 900 square feet in Dresher, Pennsylvania for its regional sales office. The Company believes that in general its facilities are adequate for its current needs and that additional space will be available as needed. The Company believes that these facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On July 22, 1997, Sega Enterprises, Ltd. ("Sega") terminated the Technology Development and License Agreement entered into by the Company and Sega on February 28, 1997. The Company filed a lawsuit in California in the Superior Court for the County of Santa Clara on August 29, 1997 and filed an amended complaint on October 8, 1997. The amended complaint names as defendants Sega and its U.S. subsidiary, Sega of America, Inc., NEC Corporation ("NEC"), and VideoLogic Group, Plc. ("VideoLogic"), and includes claims for breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is currently being conducted. As of February 13, 1998, although NEC and VideoLogic have answered the complaint, Sega had not responded to the Company's complaint by way of answer or counterclaim.

     From time to time, the Company may be involved in additional litigation relating to claims arising out of its operations in the normal course of business. Except as described herein, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

               NAME                    AGE                     POSITION
-----------------------------------    ---     ----------------------------------------
L. Gregory Ballard.................    43      President, Chief Executive Officer and
                                               Director
David Zacarias.....................    48      Chief Financial Officer and Vice
                                               President,
                                               Administration
Philip Carmack.....................    35      Vice President, Hardware Engineering
Karl Chicca........................    39      Vice President, Operations
Andy Keane.........................    35      Vice President, Marketing
Darlene R. Kindler.................    45      Vice President, Consumer Marketing/Third
                                               Party
Janet Leising......................    40      Vice President, Software Engineering
Scott D. Sellers...................    29      Vice President, Research and Development
                                               and Director
Gary Tarolli.......................    40      Vice President and Chief Scientist
Jordan G. Watters..................    35      Vice President, Sales

---------------

     L. Gregory Ballard has served as President, Chief Executive Officer and a director of the Company since December 1996. Prior to joining the Company, Mr. Ballard was President at Capcom Entertainment, Inc., a video game and multimedia entertainment company, from June 1995 through November 1996. Prior to that, Mr. Ballard served as Chief Operating Officer and Chief Financial Officer of Digital Pictures, Inc., a video game company, from May 1994 to June 1995. Mr. Ballard was President and Chief Executive Officer of Warner Custom Music Corporation, a multimedia marketing division of Time Warner, Inc., from October 1992 to May 1994, and he was President and Chief Operating Officer of Personics Corporation, a predecessor to Warner Music, from January 1991 to October 1992. Mr. Ballard also worked for Boston Consulting Group and as a practicing attorney in Washington, D.C.

     David Zacarias has served as Chief Financial Officer and Vice President, Administration of the Company since February 1998. Prior to joining the Company, Mr. Zacarias served as Chief Financial Officer, from February 1993 to January 1998 and as Chief Operating Officer from July 1995 to January 1998 of OPTi Inc., a fabless semiconductor company.

     Philip Carmack has served as Vice President, Hardware Engineering of the Company since June 1997 and Director of Hardware Engineering since December 1995. Prior to joining the Company, Mr. Carmack was the 3D Graphics Manager at 3DO Company, a 3D console graphics company, from August 1994 to November 1995. He was Systems Engineering Group Manager at Kubota Graphics Corporation, a 3D graphics systems company, from September 1991 to August 1994. Prior to that, Mr. Carmack was the Chief Architect and Technical Lead at Loral/ROLM Mil-Spec Computers, a defense company, from July 1989 to September 1991. Prior to joining Loral/ROLM, he was a Systems Design Engineer A at Amdahl Corporation, Computer Development Division for two years.

     Karl Chicca has served as Vice President, Operations of the Company since June 1996. Prior to joining the Company, Mr. Chicca was Vice President of Strategic Commodity Management of Maxtor Corporation, a disk drive company, from May 1995 to May 1996. He was Vice President, Materials at MiniStor from March 1994 to April 1995. MiniStor filed a petition for relief under Chapter 11 of the Federal bankruptcy laws on April 14, 1995. From 1979 to March 1994, Mr. Chicca held various materials and manufacturing positions with International Business Machine Corporation ("IBM"), most recently as Manager of Worldwide Procurement of IBM's Storage Systems Division. Mr. Chicca received a BS in Business Administration from San Jose State University.

     Andy Keane has served as Vice President, Marketing of the Company since March 1996. Prior to joining the Company, he was Marketing Manager of Microprocessor Marketing for MIPS Computer Systems, Inc., and subsequently SGI, each of which is a computer system and workstation company, from 1990 to September 1994. Mr. Keane was a Design Engineer at Intel from 1986 to 1988.

     Darlene R. Kindler has served as Vice President, Consumer Marketing/Third Party since February 1998. From September 1996 to February 1998, Ms. Kindler was the Company's Director of Publisher and Developer Relations. Prior to joining the Company, Ms. Kindler served, from July 1996 to September 1996, as Vice President of Consumer Division, and from April 1994 to July 1996, as Director of Sales and Marketing for Data East, Inc., a licensee and publisher of Nintendo, Sony Playstation and Sega games, as well as a manufacturer and distributor of arcade games. From 1990 to April 1994, Ms. Kindler served as Director of Sales and Marketing for IREM America Corp., a Japanese company specializing in arcade games and Nintendo consumer products. Ms. Kindler was Manager of International Marketing at Nintendo of America, Inc., a manufacturer of home console video game machines, from 1984 to 1990.

     Janet Leising has served as Vice President, Software Engineering of the Company since June 1997 and as Director of Software Engineering since August 1995. Prior to joining the Company, Ms. Leising was the Director of Software Engineering at Weitek Systems Inc., a multimedia semiconductor company, from November 1993 to July 1995. She was PC Graphics Manager and the X/PEX Manager at Kubota Graphics Computers, Inc., a workstation company, from November 1991 to November 1993. Prior to that, Ms. Leising was the Section Manager at Data General, R.T.P., a workstation company, from June 1988 to November 1991.

     Scott D. Sellers has served as Vice President, Research and Development of the Company since January 1995. He co-founded the Company in August 1994 and has served as a director of the Company since March 1995. Mr. Sellers was Principal Engineer at MediaVision Technology, Inc. ("MediaVision"), a multimedia computer products company, from June 1993 to June 1994. Prior to that, Mr. Sellers was a Microprocessor Engineer at Pellucid, Inc. ("Pellucid"), a developer of chip and board products, from January 1993 to June 1993. Mr. Sellers was also a Member of the Technical Staff at SGI from October 1990 to January 1993.

     Gary Tarolli has served as Vice President and Chief Scientist of the Company since January 1995. Prior to co-founding the Company in August 1994, Mr. Tarolli was an Engineering Fellow at MediaVision from 1993 to 1994. Before joining MediaVision, Mr. Tarolli was a self-employed consultant to the 3D graphics industry from 1992 to 1993. Mr. Tarolli was a Principal Scientist at SGI from 1983 to 1992. Prior to joining SGI, he was a Principal Engineer at Digital Equipment Corp. for four years.

     Jordan G. Watters has served as Vice President, Sales of the Company since January 1998. From May 1997 until January 1998, Mr. Watters was the Company's Director of Worldwide Sales. Prior to joining the Company, Mr. Watters served, from January 1996 to May 1997, as Vice President of Sales and Marketing and, from April 1995 to January 1996, as Director of Sales at VideoLogic, Inc., a manufacturer and distributor of PC Multimedia products. From 1989 to April 1995, Mr. Watters served in a variety of sales and managerial positions, most recently as Business Unit Manager, at Conner Peripherals, Inc., a manufacturer of computer storage products.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common stock has been quoted on the Nasdaq National Market under the symbol "TDFX" since the Company's initial public offering on June 25, 1997. Prior to such time, there was no public market for the Common Stock of the Company. The following table sets forth for the periods indicated the high and low sale prices per share for the Company's Common Stock as reported on the Nasdaq National Market.

                                                                  HIGH           LOW
                                                                 -------       -------
        FISCAL YEAR 1997
          Second Quarter (from June 25, 1997)..................  $14.750       $12.500
          Third Quarter........................................  $18.625         8.875
          Fourth Quarter.......................................  $23.000        13.750

        FISCAL YEAR 1998
          First Quarter (through February 13, 1998)............  $27.750       $20.750

     On February 6, 1998, the reported last sale price of the Common Stock on the Nasdaq National Market was $24.50 per share. As of December 31, 1997, there were approximately 248 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Between January 1, 1997 and December 31, 1997, the Registrant issued and sold (without payment of any selling commission to any person) the following unregistered securities (as adjusted to reflect the one-for-two reverse stock split effected in May 1995).

     1. The registrant issued and sold 136,307 shares of Common Stock to employees and consultants at prices ranging from $.20 to $17.063 per share, upon exercise of stock options and stock purchase rights, pursuant to the Registrant's 1995 Employee Stock Plan.

     2. In January 1997, the Registrant issued and sold 70,167 shares of Series C Preferred Stock to a total of 13 investors for an aggregate purchase price of $526,250.

     3. In December 1997, the Registrant issued a warrant to purchase an aggregate of 25,000 shares of Common Stock to a customer with an exercise price of $13.875 per share.

     The sales and issuances of securities in the transactions described in paragraph (1) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

     The sales and issuances of securities in the transactions described in paragraphs (2) and (3) above were deemed to be exempt from registration under the Securities Act by Virtue of Section 4(2) or Regulation D promulgated thereunder. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All recipients either received adequate information about the Registrant or had access, through employment or other relationships, to such information.

     In June 1997, the Company completed the sale of 3,450,000 shares of Common Stock at a per share price of $11.00 in a firm commitment underwritten initial pubic offering pursuant to a Registration Statement on Form S-1 (Registration No. 333-25365), which was declared effective on June 25, 1997. The Company's managing underwriters for the offering were Robertson, Stephens & Co., Montgomery Securities and UBS Securities LLC. Of the $37,950,000 in aggregate proceeds raised in connection with the offering, (i) $2,656,500 was paid to the underwriters in connection with underwriting discounts and (ii) approximately $957,000 was paid by the Company in connection with expenses, including legal, printing and filing fees, in connection with the offering. There were no direct or indirect payments to directors or officers of the Company or to any person or entity. None of the proceeds from the offering have been used for the repayment of indebtedness, construction of plant, building or facility or installation of machinery or equipment, or the purchases of real estate or the acquisition of other businesses. The Company is currently investing the remaining net proceeds from the offering for future use as additional working capital. Such remaining net proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. Treasury Bills, with an average maturity of six months or less.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere in this Report. The statement of operations data for the years ended December 31, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from financial statements of the Company that have been audited by Price Waterhouse LLP, independent accountants, and are included elsewhere in this Report. The balance sheet data as of December 31, 1995 are derived from financial statements of the Company that have been audited by Price Waterhouse LLP, independent accountants, and are not included elsewhere in this Report.

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1995         1996        1997
                                                               -------     --------     -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                               DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.....................................................  $    --     $  6,390     $44,069(1)
Cost of revenues.............................................       --        5,123      22,611
                                                               -------     --------     -------
Gross profit.................................................       --        1,267      21,458
                                                               -------     --------     -------
Operating expenses:
  Research and development(2)................................    2,940        9,435      12,412
  Selling, general and administrative(2).....................    2,166        6,642      11,390
                                                               -------     --------     -------
          Total operating expenses...........................    5,106       16,077      23,802
                                                               -------     --------     -------
Loss from operations.........................................   (5,106)     (14,810)     (2,344)
Interest and other income, net...............................       67           59         630
                                                               -------     --------     -------
Net loss.....................................................  $(5,039)    $(14,751)    $(1,714)
                                                               =======     ========     =======
Basic net loss per share(3)..................................              $  (1.52)    $ (0.15)
                                                                           ========     =======
Diluted net loss per share(3)................................              $  (1.52)    $ (0.15)
                                                                           ========     =======
Shares used in basic net loss per share calculations(3)......                 9,681      11,699
Shares used in diluted net loss per share calculations(3)....                 9,681      11,699

                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                1995         1996        1997
                                                               -------     --------     -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments............  $   865     $  5,291     $34,921
Working capital (deficit)....................................     (307)       6,637      37,456
Total assets.................................................    2,440       15,581      61,917
Capitalized lease obligations, less current portion(4).......      544          632         546
Accumulated deficit..........................................   (5,039)     (19,790)    (21,504)
Total shareholders' equity...................................      552        9,621      44,274

---------------

(1) Includes $1.8 million of development contract revenues recognized under the Sega Agreement. No future revenues will be recognized under the Sega Agreement.

(2) Research and development expenses include amortization of deferred compensation of $22,000, $50,000 and $194,000 for 1995, 1996 and 1997,
    respectively. Selling, general and administrative expenses include amortization of deferred compensation of $34,000, $146,000 and $290,000 for 1995, 1996 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

(3) See Note 1 of Notes to Financial Statements for an explanation of shares used in basic and diluted net loss per share calculations.

(4) See Note 8 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the first paragraph under "Overview" regarding anticipated revenue growth; the sentences in the second paragraph under "Overview" regarding availability of Voodoo2 and Banshee; the last sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the third paragraph under "Overview" and the second paragraph under "Results of Operations" regarding the Sega Agreement; the sentence in the fourth paragraph under "Overview" regarding availability of raw materials; the sentences in the third paragraph under "Results of Operations" regarding factors affecting gross margin; the sentences in the fourth and fifth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the sentence under the subheading "Year 2000 Compliance" regarding the year 2000 issue; the sentence in the third paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

OVERVIEW

     The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company had no operations during the period from inception (August 24, 1994) through December 31, 1994. The Company was considered a development stage enterprise and was primarily engaged in product development and product testing until its first commercial product shipments in the third quarter of 1996. The Company has incurred net losses in every quarter except the quarter ended December 31, 1997. The Company incurred net losses of approximately $5.0 million, $14.8 million and $1.7 million in 1995, 1996 and 1997, respectively, and had an accumulated deficit of $21.5 million at December 31, 1997. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

     The Company derives revenue from the sale of 3D media processors designed for use in PCs, coin-op arcade and LBE systems. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996. The Company's second product, the Voodoo Rush chipset began commercial shipments in April 1997. The Company has developed Voodoo2, which is expected to be commercially available in the first quarter of 1998. The Company has also commenced development of Banshee, which is intended to be a high performance, full-featured single chip 3D/2D media processor for the PC and coin-op arcade markets. As a result of the Company's limited operating history and early stage of development, it has only a limited number of customers. Revenues derived from sales to Diamond, Elitetron and Orchid accounted for approximately 37%, 16% and 7%, respectively, of revenues for 1997. Revenues derived from sales to Orchid, Diamond and Williams accounted for approximately 44%, 33% and 11%, respectively of revenues for 1996. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future.

     In February 1997, the Company and Sega entered into the Sega Agreement pursuant to which the Company began developing a 3D media processor chipset for Sega's next generation home game console. During 1997, the Company recognized development contract revenues of $1.8 million under the Sega Agreement representing 4.1% of total revenues during that period. In July 1997, Sega terminated the Sega Agreement. In August 1997, the Company filed a lawsuit against Sega, and filed an amended complaint in October 1997 naming as additional defendants NEC and VideoLogic. The complaint alleges breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is currently being conducted. Although NEC and VideoLogic have responded to the Company's complaint, Sega has not yet responded to the Company's complaint by way of answer or counterclaim. The Company expects to incur significant legal expenses in connection with this litigation which could have a material adverse effect on the Company's financial condition and results of operations. In addition, pursuing this litigation is likely to result in the diversion of management's attention from the day-to-day operations of the business. There can be no assurance that the litigation will be resolved in the Company's favor or that the litigation will be resolved quickly. Any prolonged litigation could have a material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome of the litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

     As part of its manufacturing strategy, the Company leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows the Company to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's wafers are currently manufactured by TSMC in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to the Company's forecast. The Company purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of products revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of the Company's products. The Company believes that raw materials required are readily available. The Company's products are packaged and tested by a third party subcontractor, ASE. Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement.

     In connection with the grant of stock options to employees since inception (August 1994), the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. These valuations resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) and $196,000 (of which $50,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in the years ended December 31, 1997 and 1996, respectively, and will result in charges over the next 10 quarters aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data of the Company expressed as a percentage of revenue for each of the periods indicated:

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                 ---------------------
                                                                  1996           1997
                                                                 ------         ------
        Revenues...............................................   100.0%         100.0%
        Cost of revenues.......................................    80.2           51.3
                                                                  -----          -----
        Gross profit...........................................    19.8           48.7
                                                                  -----          -----
        Operating expenses:
          Research and development.............................   147.7           28.2
          Selling, general and administrative..................   103.9           25.8
                                                                  -----          -----
                  Total operating expenses.....................   251.6           54.0
                                                                  -----          -----
        Loss from operations...................................  (231.8)          (5.3)
        Interest and other income, net.........................     0.9            1.4
                                                                  -----          -----
        Net loss...............................................  (230.9)%         (3.9)%
                                                                  =====          =====

  Years Ended December 31, 1997 and 1996

     Revenues. Revenues increased 589.7% from $6.4 million in 1996 to $44.1 million in 1997. Revenues in 1997 included $1.8 million of development contract revenues earned under the Sega Agreement which was terminated by Sega in July 1997. No future revenues will be recognized under the Sega Agreement. Revenues from product sales are recognized upon product shipment. Revenues in 1997 were principally attributable to sales of the Company's Voodoo Graphics and Voodoo Rush chipsets as a result of increased customer demand for and market acceptance of these products. Substantially all of the revenues in the year ended December 31, 1996 were derived from sale of the Company's Voodoo Graphics chipset, which began commercial shipments in September 1996 and, to a lesser extent, sale of graphics subsystems.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components, the procurement of semiconductors and printed circuit board assemblies from the Company's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of revenues does not include expenses related to development contract revenues. Cost of revenues increased 341.4% from $5.1 million in 1996 to $22.6 million in 1997. Gross profit as a percentage of revenues was 19.8% and 48.7% in 1996 and 1997, respectively. The increase in cost of revenues resulted from the significant increase in revenues in 1997. Cost of product revenues in 1996 reflected significant prototype and manufacturing start-up expenses incurred in connection with the initial commercial shipment of the Voodoo Graphics chipset. Given the Company's limited operating history and limited history of product shipments, the Company believes that analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

     Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. In addition, costs associated with development contracts are included in research and development. Research and development expenses increased 31.6% from $9.4 million in 1996 to $12.4 million in 1997. The increase reflects an increase in non-recurring engineering costs and engineering personnel costs resulting from the commencement of manufacturing of prototypes of the Voodoo2 chipset and the Banshee chip. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 71.5% from $6.6 million in 1996 to $11.4 million in 1997. The increase resulted from the addition of personnel in sales, marketing, finance and administration as the Company expanded operations, increased commission expenses associated with the commencement of commercial sales and increased involvement in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     Interest and Other Income, Net. Interest and other income, net increased from net interest and other income of $59,000 in 1996 to net interest and other income of $630,000 in 1997. The increase is related to increased earnings from investments of higher cash balances resulting from the completion of the Company's initial public offering in June 1997, partially offset by increased interest expense on outstanding equipment line of credit and capital lease balances.

     Provision For Income Taxes. The Company recorded no provision for income taxes in 1996 and 1997 as it incurred losses during such periods. At December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18.5 million and $17.5 million, respectively, which expire beginning in 2010. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of the Company's initial public offering in June 1997 resulted in an annual limitation of the Company's ability to utilize net operating losses incurred prior to that date. The annual limitation is approximately $5.4 million.

  Years Ended December 31, 1996 and 1995

     Revenues. Revenues were $6.4 million in 1996. In 1995 the Company was still in the development stage and did not generate any revenues. Substantially all of the revenues in 1996 were derived from sale of the Company's Voodoo Graphics chipset, which began commercial shipments in September 1996 and, to a lesser extent, sale of graphics subsystems. There were no development contract revenues in 1996.

     Gross Profit. Gross profit and cost of revenues were $1.3 million and $5.1 million, respectively, in 1996. Gross profit as a percentage of revenues was 19.8% in 1996. Cost of revenues in 1996 reflected significant prototype and manufacturing start-up expenses incurred in connection with the initial commercial shipment of the Voodoo Graphics chipset.

     Research and Development. Research and development expenses increased 220.9% from $2.9 million in 1995 to $9.4 million in 1996, as the Company significantly increased research and product development activities and incurred increased nonrecurring engineering costs in connection with beginning manufacturing of the Voodoo Graphics chipset. The increased research and development expenditures primarily related to compensation and related personnel expenditures as the Company expanded its research and development operations.

     Selling, General and Administrative. Selling, general and administrative expenses increased 206.6% from $2.2 million in 1995 to $6.6 million in 1996, as the Company (i) increased finance and administration staffing and related costs necessary to support higher levels of operations, (ii) established sales and marketing operations to support the commencement of commercial product shipments and (iii) incurred commission expenses associated with product sales.

     Interest and Other Income, Net. Interest and other income, net decreased from $67,000 in 1995 to $59,000 in 1996. The decrease resulted from higher levels of interest expense as a result of higher outstanding balances of capitalized lease obligations partially offset by higher interest income as a result of higher outstanding cash balances.

     Provision for Income Taxes. The Company recorded no provision for income taxes in 1995 and 1996 as it incurred losses during such periods.

  Quarterly Results of Operations

     The following table sets forth unaudited quarterly results of operations data for each quarter during the years ended December 31, 1996 and 1997. This unaudited information has been prepared by the Company on a basis consistent with the Company's audited financial statements appearing elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Report. In light of the Company's limited operating history, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                   THREE MONTHS ENDED
                            ------------------------------------------------------------------------------------------------
                            MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                              1996         1996        1996         1996        1997         1997        1997         1997
                            ---------    --------    ---------    --------    ---------    --------    ---------    --------
                                                                     (IN THOUSANDS)
Revenues...................  $    --     $     --     $  1,887    $  4,503     $ 5,247     $  6,507     $ 10,018    $ 22,297
Cost of revenues...........       --           --        1,719       3,404       2,582        3,278        5,352      11,399
                             -------      -------      -------     -------     -------      -------      -------     -------
Gross profit...............       --           --          168       1,099       2,665        3,229        4,666      10,898
                             -------      -------      -------     -------     -------      -------      -------     -------
Operating expenses:
  Research and
    development............    1,659        2,864        2,626       2,286       1,953        2,397        3,201       4,861
  Selling, general and
    administrative.........    1,028        1,529        1,661       2,424       1,846        2,521        2,684       4,339
                             -------      -------      -------     -------     -------      -------      -------     -------
         Total operating
           expenses........    2,687        4,393        4,287       4,710       3,799        4,918        5,885       9,200
                             -------      -------      -------     -------     -------      -------      -------     -------
Income (loss) from
  operations...............   (2,687)      (4,393)      (4,119)     (3,611)     (1,134)      (1,689)      (1,219)      1,698
Interest and other income
  (expense), net...........       35            3            8          13         (27)         (64)         347         374
                             -------      -------      -------     -------     -------      -------      -------     -------
Net income (loss)..........  $(2,652)    $ (4,390)    $ (4,111)   $ (3,598)    $(1,161)    $ (1,753)    $   (872)   $  2,072
                             =======      =======      =======     =======     =======      =======      =======     =======

     The Company was founded in August 1994 and was a development stage company until it began commercial shipments of its first product, Voodoo Graphics, in the third quarter of 1996. Revenues were derived primarily from the sale of the Voodoo Graphics and Voodoo Rush chipsets over the last six quarters. Revenues increased significantly quarter to quarter in 1997 due primarily to increased sales volumes resulting from increased customer demand for and market acceptance of these products. During the three months ended March 31, 1997 and June 30, 1997, the Company recognized development contract revenues of $750,000 and $1,067,000, respectively, under the Sega Agreement for the delivery of certain engineering designs to Sega and revenues recognized under the percentage of completion method of accounting based on costs incurred relative to total contract costs. No future revenues will be recognized under the Sega Agreement.

     Cost of revenues in 1996 and 1997 reflects significant prototype and manufacturing start-up expenses incurred in connection with the initial commercial shipments of Voodoo Graphics and Voodoo Rush. The increase in cost of revenues in the three months ended June 30, 1997, September 30, 1997 and December 31, 1997 resulted from the increases in sales in each of the respective periods. Cost of revenues in the three months ended December 31, 1997, includes a $700,000 charge for the write off of Voodoo2 inventory which was not salable as a result of a manufacturing defect. Given the Company's limited operating and product shipment history, the Company believes that quarter to quarter comparisons of gross profit as a percentage of revenues are not meaningful.

     Research and development expenses fluctuated quarter to quarter in 1996 and increased quarter to quarter in 1997. In 1996, research and development expenses related to the manufacturing, development and marketing of Voodoo Graphics and Voodoo Rush. In 1997, the increase in research and development expenses in each quarter reflects an increase in headcount, non-recurring engineering costs resulting from the commencement of manufacturing of the Voodoo Rush, Voodoo2 chipsets and the Banshee chip.

     Selling, general and administrative expenses fluctuated quarter to quarter in 1996 and 1997. The increase quarter to quarter in 1997 primarily relates to increased finance and administrative staffing and related costs necessary to support higher levels of operations, increased commission expenses associated with the commencement of commercial sales and increased involvement in tradeshow and advertising activities.

     Interest and other income (expense), net fluctuated quarter to quarter in 1996 and 1997. The increase in interest and other in come in the three months ended September 30, 1997 and December 31, 1997 is due to interest income earned on the Company's investments as a result of higher cash balances from the completion of the Company's initial public offering in June 1997, partially offset by interest expense on outstanding balances under the equipment line of credit and capital leases.

     The Company believes that, even if it does achieve significant sales of its products, quarterly and annual results of operations will be affected by a variety of factors that could materially adversely affect revenues, gross profit and income from operations. Accordingly, the Company believes that period to period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In certain future quarters, the Company's results of operations may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock could be materially adversely affected.

  Impact of Adoption of New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1998.

  Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. While uncertainty exists concerning the potential effects associated with such compliance, the Company does not believe that year 2000 compliance will result in a material adverse effect on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private placements of equity securities yielding approximately $29.4 million and most recently through an initial public offering in June 1997 yielding approximately $34.3 million, net of underwriting fees and offering expenses. As of December 31, 1997, the Company had approximately $5.0 million of equipment line financing in place. As of

December 31, 1997, the Company had approximately $34.9 million in cash, cash equivalents and short-term investments.

     Net cash used in operating activities in 1996 was due primarily to the net loss of $14.8 million, and a $4.9 million and $1.5 million increase in inventory and accounts receivable, respectively, associated with the generation of revenues. These increases were partially offset by a $2.6 million increase in accounts payable and accrued liabilities. Net cash used in operating activities in 1997 was due primarily to the net loss of $1.7 million, a $12.2 million and $2.3 million increase in accounts receivable and other assets, respectively, offset by a $10.3 million and $1.6 million increase in accounts payable and accrued liabilities and a $1.1 million decrease in inventory.

     Net cash used in investing activities was approximately $2.2 million and $10.7 million in 1996 and 1997, respectively, and was due, in each period, to the purchase of property and equipment and the purchase of investments in 1997. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of December 31, 1997, the Company had capital equipment of $10.3 million less accumulated depreciation of $3.5 million to support its research and development and administrative activities. The Company has financed approximately $2.8 million from capital lease obligations through December 31, 1997. The Company has two equipment lines of credit, which provide for the purchase of up to $2.0 million and $3.0 million of property and equipment, respectively. Approximately $3.0 million is available under these equipment lines of credit. Borrowings under these lines are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% and 0.75% per annum, respectively (8.75% and 8.00%, respectively, as of December 31, 1997). The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth profitability and liquidity. The Company was in compliance with its covenants as of December 31, 1997. The lease lines of credit expire in August 1998 and December 2001, respectively. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

     Net cash provided by financing activities was approximately $23.8 million and $34.6 million in 1996 and 1997, respectively, due primarily to proceeds from the issuance of preferred stock in 1996 and the initial public offering in July, 1997.

     The Company has a line of credit agreement with Silicon Valley Bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable plus 100% of cash and cash equivalents or $7.0 million. Borrowings under the line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 0.25% per annum. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. The Company is in compliance with its covenants as of December 31, 1997. The line of credit was renewed in December 1997. At December 31, 1997, there were no borrowings outstanding under this line of credit.

     On February 11, 1998, the Company filed a registration statement with the Securities and Exchange Commission relating to the sale of 2,900,000 shares of Common Stock, of which 900,000 are to be sold by Selling Shareholders. The Company will not receive any proceeds from the sale of the shares by the Selling Shareholders. There can be no assurance that the public offering will be completed.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and available borrowings under line of credit arrangements and other factors. The Company believes that the proceeds, if any, from the above-mentioned public offering, the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through December 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS

     Potential Fluctuations in Quarterly Results. The Company's quarterly and annual results of operations have in the past varied significantly and are expected to vary significantly in the future as a result of a variety of factors that could materially adversely affect revenues, gross profit and income from operations. These factors include, among others, demand and market acceptance for the Company's products; changes in the relative volume of sales of the Company's various products; changes in the relative volume of sales to the Company's various direct and indirect customers; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; unanticipated delays or problems experienced by the Company's product development partners; market acceptance of the products of the Company's customers; an adverse effect on consumers' attraction to the Company's acceleration technology in the retail channel; new product announcements or product introductions by the Company's competitors; the Company's ability to introduce on a timely basis new products in accordance with OEM design requirements and design cycles; the ability of the Company's products to perform favorably relative to competitive benchmarks; changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; expenditures in connection with enforcing contractual and other rights, including the cost of litigation in connection therewith; fluctuations in manufacturing capacity; competitive pressures resulting in lower average selling prices; the volume of orders that are received and can be fulfilled in a quarter; the rescheduling or cancellation of customer orders; supply constraints for the other components incorporated into its customers' products; the unanticipated loss of any strategic relationship; seasonal fluctuations associated with the tendency of PC sales to increase in the second half of each calendar year; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with protecting the Company's intellectual property; and foreign exchange rate fluctuations. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profitability. Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly results of operations. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. Finally, the Company's results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of the Common Stock could be materially adversely affected.

     Limited Operating History. The Company has a limited operating history, has been engaged primarily in research and product development and has incurred net losses in every quarter except the quarter ended December 31, 1997. The Company was a development stage company until its first commercial product shipments in the third quarter of 1996. The Company's limited operating history makes the assessment of future operating results difficult. The Company incurred net losses of approximately $5.0 million, $14.8 million and $1.7 million in 1995, 1996 and 1997, respectively, and had an accumulated deficit of $21.5 million at December 31, 1997. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. In addition, approximately 4.1% of the Company's revenues for 1997 were attributable to development contract revenues recognized under the Sega Agreement between the

Company and Sega. No future revenues will be recognized under the Sega Agreement. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

     Competition. The Company's strategy of targeting the interactive electronic entertainment market across multiple platforms requires the Company to compete against different companies in several market segments, all of which are intensely competitive. The interactive electronic entertainment market is comprised of interactive games played on PCs, coin-op arcade systems and home game consoles as well as location based entertainment ("LBE").

     Within the entertainment segment of the PC market, the Company competes primarily against companies that typically have operated in the PC 2D graphics market and that now offer 3D capability as an enhancement to their 2D solutions, such as ATI, Cirrus, Oak Technology, S3 and Trident. Many of these competitors have introduced 3D functionality on new iterations of existing graphics chips. The Company also competes with companies that have recently entered the market with an integrated 3D/2D solution but which have not traditionally manufactured 2D solutions, such as 3Dlabs, Chromatic, nVidia and Rendition. In addition, the Company competes with NEC/Videologic which has focused exclusively on developing a 3D solution for the interactive electronic entertainment market.

     In addition to competition from companies in the entertainment segment of the PC market, the Company also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market, such as 3Dlabs, Integraph Corporation, Real 3D, an operating unit of Lockheed, and SGI. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. There can be no assurance that these companies will not enter the interactive electronics entertainment market or that the Company would be able to compete successfully against them if they did.

     Furthermore, a substantial number of companies including Intel have announced plans to release 3D graphics chips in 1998 that promise to provide low cost 3D functionality for PCs and workstations. The Company believes that Intel will introduce a single chip 2D/3D graphics accelerator in the near future. Intel has been very active in the graphics market, having previously invested in 3Dlabs and having recently signed a development agreement with 3Dlabs in late 1997 targeting the high end workstation market. In early 1998, Intel acquired Chips and Technologies, Inc. ("CHIPS") a leading graphics semiconductor supplier. To the extent that Intel's initiatives in the graphics sector are successful, it could materially adversely affect the Company's financial position and results of operations. The Company has had a relationship with Intel since November 1996, when, in conjunction with Intel's investment in the Company, 3Dfx and Intel entered into an agreement to license an early version of Glide, the Company's proprietary low level 3D API. Intel also has an option to license future versions of Glide on terms no less favorable than licenses of Glide to other third party graphics hardware manufacturers. Intel has not implemented Glide nor has it announced any intention to do so. However, because of Intel's significant market penetration, marketing power and financial resources, if Intel were to implement this early version of Glide as a standard development tool for current or future Intel 3D chipsets, it could substantially reduce or even eliminate any competitive advantages that the Company's products may have.

     The market for interactive electronic arcade entertainment is comprised of a small number of companies, including Acclaim, Namco, Sega, Taito Williams, and its subsidiaries Atari and Midway. In the coin-op arcade segments, the Company primarily faces competition from in-house divisions of the companies which currently comprise such markets. In addition, there can be no assurance that any of the companies which currently compete in the 3D PC markets, will not enter the coin-op arcade market, or if they do, that the Company will be able to compete against them successfully. The home game console segment is dominated by three companies, Nintendo, Sega and Sony. As a result of the termination of the Company's contract with Sega and the related litigation, the Company currently does not participate in the home game console market.

     The Company expects competition to increase in the future from existing competitors and from new market entrants with products that may be less costly than the Company's 3D media processors or provide better performance or additional features not currently provided by the Company. The Company believes that the principal competitive factors for 3D graphics solutions are product performance, conformity to industry standard APIs, software support, access to customers and distribution channels, manufacturing capabilities and price. The Company seeks to use strategic relationships to augment its capabilities, but there can be no assurance that the benefits of these relationships will be realized or be sufficient to overcome the entrenched positions of the Company's largest competitors as incumbent suppliers to the large PC OEMs. Regardless of the relative qualities of the Company's products, the market power, product breadth and customer relationships of its larger competitors, including Intel, can be expected to provide such competitors with substantial competitive advantages. The Company does not seek to compete on the basis of price alone.

     Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competitors offer a single vendor solution, since they maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. The Company's ability to compete successfully in the rapidly evolving market for 3D interactive electronic entertainment will depend upon certain factors, many of which are beyond the Company's control, including, but not limited to, success in designing and subcontracting the manufacture of new products; implementing new technologies; access to adequate sources of raw materials and foundry capacity; the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new multimedia and PC standards; the widespread development of 3D applications by independent software vendors ("ISVs"); the ability of the Company to protect its intellectual property; market acceptance of the Company's 3D solution and API; success of the competitors' products; and industry and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the emerging 3D interactive electronic entertainment market.

     Dependence on Emerging 3D Interactive Electronic Entertainment Market. The market for 3D interactive electronic entertainment for use in PCs, coin-op arcade systems and home game consoles has only recently begun to emerge. The Company's ability to achieve sustained revenue growth and profitability in the future will depend to a large extent upon the demand for 3D multimedia functionality in PCs, coin-op arcade systems and home game consoles. There can be no assurance that the market for 3D interactive electronic entertainment will continue to develop or grow at a rate sufficient to support the Company's business. If the market for 3D interactive electronic entertainment fails to develop, or develops more slowly than expected, or if the Company's products do not achieve market acceptance, even if such market does develop, the Company's business, financial condition and results of operations could be materially adversely affected. Demand for the Company's products is also dependent upon the widespread development of 3D interactive electronic entertainment applications by ISVs, the success of the Company's customers in effectively implementing the Company's technology and developing a market for the Company's products and the willingness of end users to pay for full function 3D capabilities in PCs, coin-op arcade systems and home game consoles.

     Dependence on the PC Market. For 1996 and 1997, 82% and 93%, respectively, of the Company's revenues were derived from products sold for use in PCs. The Company expects to continue to derive a significant portion of revenues from the sale of its products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, there can be no assurance that such growth will continue. A reduction in sales of PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates the Company's 3D media processors, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel and Microsoft. The Company could be required, as a result, to invest significant time and resources to redesign the Company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to have its products specified as standard 3D media processors for new hardware components or subassemblies designed by PC manufacturers and OEMs (a "design win"). The failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component or subassembly and would also competitively advantage the 3D media processor manufacturer that achieves such design win, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that future developments in other PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     In July 1997, the Company learned from Sega that Sega will not use the Company's chipset for the next generation Sega home game console. As a result, the Company currently has no arrangements for developing, marketing and selling a product for the home game console market. There can be no assurance that the Company will be able to find a strategic partner that will produce a home game console incorporating a chipset developed by the Company. The failure to access the home game console market may limit the Company's ability to diversify its product offerings and may have the effect of increasing the Company's dependency on the PC market. See "-- Pending Litigation."

     Dependence on Retail Distribution Channel. The Company's products are distributed primarily in the retail distribution channel through graphics board manufacturers which in turn sell to consumers. Accordingly, the Company is dependent upon these graphics board manufacturers to assist in promoting market acceptance of its products. The graphics board manufacturers which purchase the Company's products are generally not committed to make future purchases of the Company's products and therefore could discontinue incorporating the Company's products into their graphics boards in favor of a competitor's product, or for any other reason. Because the Company sells a significant portion of its products to such graphics board manufacturers, it is difficult to ascertain current demand for existing products and anticipated demand for newly introduced products, regardless of any such manufacturers' level of inventory for the Company's products. Such manufacturers have in the past been subject to product allocation by the Company. As a result, such manufacturers may overstate their needs for the Company's products in order to ensure an adequate supply. In addition, such manufacturers could overestimate consumer demand for their graphics boards. In either case, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, initial orders for a new product may be caused by the interest of graphics board manufacturers in integrating the latest accelerator product for potential future sale to consumers. As a result, initial orders for a new product, such as Voodoo2, may not be indicative of long-term consumer demand. In addition, the Company is dependent upon the continued viability and financial stability of these graphics board manufacturers, some of which are small organizations with limited capital. The Company believes that its future growth and success will continue to depend in large part upon its sales into the retail channel through graphics board manufacturers. Accordingly, if a significant number of graphics board manufacturers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for the Company's products, the Company's business, financial condition and results of operations could be materially adversely affected.

     Acceptance of the Company's 3D/2D Solution for the PC Market; Dependence on Development of a Single Chip Solution. The Company's success depends upon market acceptance of its 3D media processor products as a broadly accepted standard for high performance 3D interactive electronic entertainment in PC applications. Currently, the majority of multimedia PCs incorporate only 2D graphics acceleration technology. As a result, the majority of entertainment titles currently available for play on PCs are written for 2D acceleration technology. Because of the substantial installed base of 2D acceleration technology and related game content, the Company believes that for its 3D media processor products to gain wide market acceptance, such products must also offer 2D performance comparable or superior to existing 2D technology. To address this demand, the Company works with Alliance and Macronix to offer the 3D/2D chipset branded as the Company's Voodoo Rush product. Voodoo Rush functions with a partner's companion 2D or 2D/3D accelerator within a single PCI solution. There can be no assurance, however, that the Company's 3D/2D chipset will perform the desired functions, offer significant price/performance benefits or meet the technical or other requirements of potential buyers to realize market acceptance. Further, there can be no assurance that the Company's partners will manufacture their respective 2D or 2D/3D accelerators for use in the Company's 3D/2D chipset on a timely basis and with acceptable quality, or that, if demand for the Company's products increases, such vendors will be able to accelerate production of their respective chipsets to meet demand for such increases.

     The Company's 3D media processors for use in PC applications are currently designed as a two or three chip solution. Typically, as the functionality of a given semiconductor becomes technologically stable and widely accepted by users, the cost of providing the functionality is reduced by means of large scale integration of such functionality onto a single semiconductor chip. The Company expects that such integration onto a single chip will occur with respect to the functionality provided by the Company's current products used in PC applications. Therefore, the Company's success will be largely dependent on its ability to develop products on a timely basis that integrate the Company's 3D technology along with superior performance 2D technology. The Company is currently developing Banshee, a proprietary 3D/2D single chip solution which the Company expects will be available for commercial shipment in the second quarter of 1998. There can be no assurance that the Company will successfully complete such development on a timely basis or, if such development is completed, that the resulting single chip 3D/2D solution will perform the desired functions, offer sufficient price/performance benefits or meet the technical or other requirements of potential buyers to realize market acceptance. Furthermore, most PC OEMs have a lengthy evaluation process, and, in order for the Company's single chip product to be designed into the OEM's system, the Company must complete the development of its product to meet the deadline for the start of the OEM's evaluation cycle. If the Company is unable to complete the timely development of, and successfully manufacture and deliver, a single chip 3D/2D solution, the Company's business, financial condition and results of operations would be materially adversely affected.

     If successfully introduced, there can be no assurance that the Company's single chip 3D/2D solution will achieve market acceptance. The market for PC media processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance. Such market acceptance has often been followed by intense competition between alternative solutions. Any competitive, technological or other factor adversely affecting the introduction or sales of the Company's single chip 3D/2D solution for PC applications would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company's single chip 3D/2D solution is successfully introduced and does gain initial market acceptance, competitors are likely to introduce products with comparable price and performance characteristics. This competition may reduce future market acceptance for the Company's product and result in decreasing sales and lower gross margins. The failure of the Company to successfully develop and deliver a single chip 3D/2D solution for PC applications or its failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     Management of Growth. The ability of the Company to successfully offer services and products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of December 31, 1997, the Company had grown to 123 employees from 35 employees as of December 31, 1995. If the Company's products achieve market acceptance, the Company expects that the number of its employees will increase substantially over the next 12 months. The Company's financial and management controls, reporting systems and procedures are also very limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company will be required to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully offer its services and products and implement its business plan. The Company's inability to effectively manage any future growth would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Third Party Developers and Publishers. The Company believes that the availability of a sufficient number of high quality, commercially successful software entertainment titles and applications will be a significant competitive factor in the sales of multimedia hardware for the interactive electronic entertainment market. The Company depends on third party software developers and publishers to create, produce and market software titles that will operate with the Company's 3D media processor products. Only a limited number of software developers are capable of creating high quality entertainment software. Competition for these resources is intense and is expected to increase. There can be no assurance that the Company will be able to attract the number and quality of software developers and publishers necessary to develop a sufficient number of high quality, commercially successful software titles compatible with the Company's 3D media processor products. Further, there can be no assurance that these third parties will publish a substantial number of software entertainment titles or, if software entertainment titles are available, that they will be of high quality or that they will achieve market acceptance. Further, the development and marketing of game titles that do not fully demonstrate the technical capabilities of the Company's 3D media processor products could create the impression that the Company's technology offers only marginal, if any, performance improvements over competing 3D media processors. Because the Company has no control over the content of the entertainment titles produced by software developers and publishers, the software entertainment titles developed may represent only a limited number of game categories and are likely to be of varying quality.

     Dependence on New Product Development; Rapid Technological Change. The Company's business, financial condition and results of operations will depend to a significant extent on its ability to successfully develop new products for the 3D interactive electronic entertainment market. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The PC, coin-op arcade system and home game console markets for which the Company's products are designed are intensely competitive and are characterized by rapidly changing technology, evolving industry standards and declining average selling prices. The Company must anticipate the features and functionality that consumers will demand, incorporate those features and functionality into products that meet the exacting design requirements of the PC, coin-op arcade system and home game console manufacturers, price its products competitively and introduce the products to the market within the limited window for OEM design cycles. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of the Company's subcontractors to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by PC, coin-op arcade system and home game console manufacturers and consumers of interactive electronic entertainment, will be successfully developed or will be introduced within the appropriate window of market demand. The failure of the Company to successfully develop and introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

     Because of the complexity of its technology, the Company has experienced delays from time to time in completing development and introduction of new products. In the event that there are delays in the completion of development of future products, including the products currently expected to be announced over the next year, the Company's business, financial condition and results of operations would be materially adversely affected. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

     As the markets for the Company's products continue to develop and competition increases, the Company anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margin for each of the Company's products will decline as such products mature. Thus, the Company will need to introduce new products to maintain average selling prices and gross margins. There can be no assurance that the Company will successfully identify new product opportunities or develop and bring new products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or uncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of the Company's new product development efforts would have a material adverse effect on the Company's business, financial condition and results of operations.

     Customer Concentration. Because of the Company's limited operating history and early stage of development, it has a limited number of customers and the Company's sales are highly concentrated. Revenues derived from sales to Diamond, Elitetron and Orchid accounted for approximately 37%, 16% and 7%, respectively, of revenues for 1997. Revenues derived from sales to Orchid, Diamond and Williams accounted for approximately 44%, 33% and 11%, respectively, of revenues for 1996. All such sales were made pursuant to purchase orders. Development contract revenues recognized under the Sega Agreement represented approximately 4.1% of revenues during 1997; no further revenues are expected under the Sega Agreement. The Company expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products or by a decline in the number of PCs, graphics boards or coin-op arcade systems sold by a single customer or by a small number of customers.

     Product Concentration; Risks Associated with Multimedia Products. The Company's revenues are dependent on the markets for 3D media processors for PCs and coin-op arcade systems and on the Company's ability to compete in those markets. Since the Company has no other products, the Company's revenues and results of operations would be materially adversely affected if for any reason it were unsuccessful in selling 3D media processors. The PC and coin-op arcade system markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products are unable at the beginning of each such transition to support the new feature sets or performance levels being required by PC and coin-op arcade system manufacturers, the Company would be likely to lose design wins and, moreover, not have the opportunity to compete for new design wins until the next product transition occurred. Thus, a failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's revenues for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Adoption of Glide. The Company's success will be substantially affected by the adoption by software developers of Glide, its proprietary, low-level 3D API. Although the Company's products support game titles developed for most industry standard APIs, the Company believes that Glide currently allows developers to fully exploit the technical capabilities of the Company's 3D media processor products. Glide competes with APIs developed or to be developed by other companies having significantly greater financial resources, marketing power, name recognition and experience than the Company. For example, certain industry standard APIs, such as D3D developed by Microsoft and OpenGL developed by SGI, have a much larger installed customer base and a much larger base of existing software titles. Developers may face additional costs to port games developed on other standard APIs to Glide for play on the Company's architecture. There can be no assurance that Glide will be adopted by a sufficient number of software developers or that developers who have utilized Glide will continue to do so in the future.

     Dependence on Independent Manufacturers and Other Third Parties; Absence of Manufacturing Capacity; Manufacturing Risks. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. All of the Company's wafers are currently manufactured by TSMC in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. Because the lead time needed to establish a strategic relationship with a new manufacturing partner could be several months, there is no readily available alternative source of supply for any product. A manufacturing disruption experienced by TSMC would impact the production of the Company's products for a substantial period of time, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that long-term market acceptance for the Company's products will depend on reliable relationships between the Company and TSMC (and any other independent foundries qualified by the Company) to ensure adequate product supply responsive to customer demand. The Company's relationship with TSMC has only recently been established, and there can be no assurance that this relationship will meet the business objectives of the Company. In addition, TSMC fabricates wafers for other companies and could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice.

     There are many other risks associated with the Company's dependence upon third party manufacturers, including: reduced control over delivery schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of the Company's intellectual property. The Company is dependent on TSMC, and expects in the future to be dependent upon TSMC, to produce wafers of acceptable quality and with acceptable manufacturing yields, to deliver those wafers to the Company and its independent assembly and testing subcontractors on a timely basis and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. The Company's wafer requirements represent a very small portion of the total production of TSMC. Although the Company's products are designed using TSMC's process design rules, there can be no assurance that TSMC will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that TSMC will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Any such difficulties would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's products are packaged and tested by a third party subcontractor, ASE. Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement. As a result of its reliance on ASE to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company is required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Manufacturing Yields. The fabrication of semiconductors is a complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Accordingly, in this circumstance, the Company bears the risk of final yield of good die. Poor yields would materially adversely affect the Company's revenues, gross profit and results of operations. For example, cost of revenues in the three months ended December 31, 1997 includes a $700,000 charge for the write-off of Voodoo2 inventory which was not salable as a result of a manufacturing defect.

     Semiconductor manufacturing yields are a function both of product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. This risk is compounded by the offshore location of the Company's manufacturer, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As the Company's relationships with TSMC and any additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of the Company's potentially limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross profit. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, the Company's revenues and gross profit could be materially adversely affected.

     Dependence on Key Personnel. The Company's performance will be substantially dependent on the performance of its executive officers and key employees, most of whom have worked together for only a short period of time. In particular, the Company's Chief Financial Officer and Vice President, Administration, David Zacarias, joined the Company in February 1998. None of the Company's officers or employees are bound by an employment agreement, and the relationships of such officers and employees with the Company are, therefore, at will. Given the Company's early stage of development, the Company will be dependent on its ability to attract, retain and motivate high quality personnel, especially its management and development teams. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers, technical personnel or other key employees would have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's success depends on its ability to identify, hire, train and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Future Capital Needs; Uncertainty of Additional Funding. As the Company continues to increase the volume of commercial production of its products, it will be required to invest significant working capital in inventory and accounts receivable. The Company intends also to continue to invest heavily in research and development for its existing products and for new product development. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of development contract revenues, available borrowings under line of credit arrangements and other factors. The Company believes that the proceeds, if any, generated from the sale of shares of Common Stock pursuant to a Registration Statement on Form S-1 which was filed with the Securities and Exchange Commission on February 11, 1998 as well as the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through December 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Relating to Intellectual Property. The Company relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. The Company has six patent applications pending in the PTO. There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In addition, in connection with the Company's litigation against Sega (see "-- Pending Litigation"), the Company was granted a preliminary injunction enjoining Sega from using or providing to any other person or entity access to the Company's confidential information and trade secrets that were provided to them in connection with the Sega Agreement. Sega has been ordered by the court to return to the Company all of the Company's confidential documents and/or information now possessed by Sega. To date, Sega has not returned such proprietary information to the Company. There can be no assurance that Sega will comply with the court order or that Sega has not used and will not use the proprietary information to its competitive advantage.

     International Operations. The Company's reliance on foreign third-party manufacturing, assembly and testing operations, all of which are located in Asia, and the Company's expectation of international sales subject it to a number of risks associated with conducting business outside of the United States. While to date the Company has not experienced an adverse impact associated with economic downturns in Asia, there can be no assurance that the recent volatility in the Asian economy will not adversely affect the Company's business, financial condition or results of operations. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general political risks in connection with its international trade relationships. Although the Company has not to date experienced any material adverse effect on its business, financial condition or results of operations as a result of such regulatory, political and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modify its current business practices. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. Currently, all of the Company's product sales and its arrangements with its foundry and assembly and test vendor provide for pricing and payment in U.S. dollars. There can be no assurance that fluctuations in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations in the future. In addition, to date the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Further, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

     Pending Litigation. On July 22, 1997, Sega terminated the Sega Agreement. The Company filed a lawsuit in California in the Superior Court for the County of Santa Clara on August 29, 1997 and filed an amended complaint on October 8, 1997. The amended complaint names as defendants, Sega and its U.S. subsidiary Sega of America, Inc., NEC, and VideoLogic and includes claims for breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is currently being conducted. Although NEC and VideoLogic have responded to the Company's complaint, Sega has not yet responded to the Company's complaint by way of answer or counterclaim. The Company expects to incur significant legal expenses in connection with this litigation which could have a material adverse effect on the Company's financial condition and results of operations. In addition, pursuing this litigation is likely to result in the diversion of management's attention from the day-to-day operations of the business. There can be no assurance that the litigation will be resolved in the Company's favor or that the litigation will be resolved quickly. Any prolonged litigation could have a material adverse effect on the Company's business, financial condition and results of operations. An adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

     Possible Volatility of Stock Price. The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations, announcements regarding the Company's product developments, announcements of technological innovations or new products by the Company, its OEM customers or competitors, changes in securities analysts' recommendations, or other events. The Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significant fluctuations in the market price of the Company's Common Stock. It is likely that the Company's future quarterly revenues or results of operations from time to time will not meet the expectations of such analysts or investors, which could have an adverse effect on the market price of the Company's Common Stock. Moreover, stock markets have from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of the Company's Common stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in item 14(a) of this Report and, for selected quarterly data, to the subsection "Results of Operations -- Quarterly Results of Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held May 1, 1998, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) FINANCIAL STATEMENTS.

          The following financial statements are filed as part of this Report:

                                                                                        PAGE
                                                                                        ----
           Report of Independent Accountants..........................................  F-1
           Balance Sheets as of December 31, 1996 and 1997............................  F-2
           Statements of Operations for the years ended December 31, 1995, 1996 and
             1997.....................................................................  F-3
           Statement in Changes in Shareholders' Equity for the years ended December
             31, 1995, 1996 and 1997..................................................  F-4
           Statements of Cash Flows for the years ended December 31, 1995, 1996 and
             1997.....................................................................  F-5
           Notes to Financial Statements..............................................  F-6

     (a)(2) FINANCIAL STATEMENT SCHEDULES.

          None.

     (a)(3) EXHIBITS.

     EXHIBIT
       NO.                                        DESCRIPTION
    ----------    ----------------------------------------------------------------------------
     3.1*         Restated Articles of Incorporation of the Registrant.
     3.2*         Bylaws of the Registrant.
     4.1*         Specimen Common Stock Certificate.
    10.1*         Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2*         1995 Employee Stock Plan and form of Stock Option Agreement thereunder.
    10.3*         1997 Director Option Plan and form of Director Stock Option Agreement thereunder.
    10.4*         1997 Employee Stock Purchase Plan and forms of agreement thereunder.
    10.5*         Lease Agreement dated August 7, 1996 between Registrant and South
                  Bay/Fortan, and Tenant Estoppel Certificate dated March 25, 1997 between
                  Registrant and CarrAmerica Realty Corporation for San Jose, California
                  office.
    10.6*         Investors' Rights Agreement dated September 12, 1996, Amendment No. 1 to
                  Investors' Rights Agreement dated November 25, 1996, Amendment No. 2 to
                  Investors' Rights Agreement dated December 18, 1996 and Amendment No. 3 to
                  Investors' Rights Agreement dated March 27, 1997 by and among the Registrant and holders of the Registrant's Series A, Series B and Series Preferred
                  Stock.
    10.7.1***     Warrant to purchase shares of Common Stock issued to Creative Labs, Inc.
    10.7.2*       Warrant to purchase shares of Series B Preferred Stock issued to MMC/GATX
                  Partnership No. 1.
    10.8*         Form of Restricted Stock Purchase Agreement between the Registrant and certain shareholders.
    10.9+*        Technology Development and License Agreement dated as of February 28, 1997 by and between Registrant and Sega Enterprises, Ltd.
    10.10*        Master Equipment Lease Agreement dated January 1, 1996 by and between the
                  Registrant and MMC/GATX Partnership No. 1.

     EXHIBIT
       NO.                                        DESCRIPTION
    ----------    ----------------------------------------------------------------------------
    10.11*        Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
    10.12.1***    Loan and Security Agreement dated August 19, 1996 by and between the
                  Registrant and Silicon Valley Bank.
    10.12.2***    Loan Modification Agreement dated as of August 18, 1997 by and between the
                  Registrant and Silicon Valley Bank.
    10.12.3***    Second Amendment and Limited Waiver to Loan and Security Agreement dated as of December 9, 1997 by and between the Registrant and Silicon Valley Bank.
    10.13.1*      Change of Control Letter Agreement between the Registrant and L. Gregory
                  Ballard.
    10.13.2*      Change of Control Letter Agreement between the Registrant and Karl Chicca.
    10.13.3*      Change of Control Letter Agreement between the Registrant and Scott D.
                  Sellers.
    10.13.4*      Change of Control Letter Agreement between the Registrant and Gary Tarolli.
    10.14.+**     Software License and Co-marketing Agreement made as of June, 1997 by and between Electronic Arts, Inc. and the Registrant.
    10.15**       Master Equipment Lease dated July 1, 1997 by and between the Registrant and
                  Pentech Financial Services, Inc.
    10.16***      Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX.
    10.17***      Separation Agreement dated as of October 12, 1997 by and between the
                  Registrant and Gary P. Martin.
    10.18****     1997 Supplementary Stock Option Plan and Form of Stock Option Agreement
                  thereunder.
    23.1          Consent of Price Waterhouse LLP, Independent Accountants.
    27.1          Financial Data Schedule.

---------------

   + Confidential treatment has been granted for portions of these agreements.
     Omitted portions have been filed separately with the Commission.

   * Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-25365) which was declared effective on June 25, 1997.

  ** Incorporated by reference to the exhibits filed with the Registrant's
     Quarterly Report on Form 10-Q for the period ended June 30, 1997.

 *** Incorporated by reference to the exhibits filed with the Registrant's
     Registration Statement on Form S-1 (File No. 333-46119) filed with the Commission on February 11, 1998.

**** Incorporated by reference to exhibits filed with the Registrant's
     Registration Statement on Form S-8 (No. 333-39109) which was declared effective October 30, 1997.

     (b) REPORTS ON FORM 8-K.

        The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

     (c) EXHIBITS.

        See Item 14(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES.

        See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          3DFX INTERACTIVE, INC.

                                          By:    /s/ L. GREGORY BALLARD
                                            ------------------------------------
                                                     L. Gregory Ballard
                                             President, Chief Executive Officer
                                                         and Director
Date: February 17, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints L. Gregory Ballard, and David Zacarias, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------  -----------------------------  ------------------
           /s/ L. GREGORY BALLARD              President, Chief Executive      February 17, 1998
---------------------------------------------  Officer and Director
            (L. Gregory Ballard)               (Principal Executive Officer)
             /s/ DAVID ZACARIAS                Vice President of Finance and   February 17, 1998
---------------------------------------------  Chief Financial Officer
              (David Zacarias)                 (Principal Financial and
                                               Accounting Officer)
---------------------------------------------  Chairman of the Board
            (Gordon A. Campbell)

               /s/ JAMES WHIMS                 Director                        February 17, 1998
---------------------------------------------
                (James Whims)

             /s/ PHILIP M. YOUNG               Director                        February 17, 1998
---------------------------------------------
              (Philip M. Young)

               /s/ ANTHONY SUN                 Director                        February 17, 1998
---------------------------------------------
                (Anthony Sun)

          /s/ GEORGE J. STILL, JR.             Director                        February 17, 1998
---------------------------------------------
           (George J. Still, Jr.)

            /s/ SCOTT D. SELLERS               Director                        February 17, 1998
---------------------------------------------
             (Scott D. Sellers)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
  3Dfx Interactive, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of 3Dfx Interactive, Inc., at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
January 27, 1998

                             3DFX INTERACTIVE, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
Current Assets:
  Cash and cash equivalents............................................  $  5,291     $ 28,937
  Short-term investments...............................................        --        5,984
  Accounts receivable less allowance for doubtful accounts of $78 and
     $308..............................................................     1,393       13,387
  Inventory............................................................     4,960        3,845
  Other current assets.................................................       321        2,400
                                                                         --------     --------
          Total current assets.........................................    11,965       54,553
Property and equipment, net............................................     3,482        6,816
Other assets...........................................................       134          548
                                                                         --------     --------
                                                                         $ 15,581     $ 61,917
                                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit.......................................................  $  1,076     $    777
  Accounts payable.....................................................     2,236       12,573
  Accrued liabilities..................................................     1,415        2,969
  Current portion of capitalized lease obligations.....................       601          778
                                                                         --------     --------
          Total current liabilities....................................     5,328       17,097
                                                                         --------     --------
Capitalized lease obligations, less current portion....................       632          546
                                                                         --------     --------
Commitments (Note 8)
Shareholders' Equity:
  Preferred Stock, no par value, 7,269,018 and 5,000,000 shares
     authorized; 6,951,692 and none issued and outstanding.............    28,701           --
  Common Stock, no par value, 25,033,000 and 50,000,000 shares authorized; 1,890,013 and 12,566,630 shares issued and
     outstanding.......................................................     1,626       66,717
  Warrants.............................................................       353          242
  Notes receivable.....................................................       (19)          --
  Deferred compensation................................................    (1,250)      (1,181)
  Accumulated deficit..................................................   (19,790)     (21,504)
                                                                         --------     --------
          Total shareholders' equity...................................     9,621       44,274
                                                                         --------     --------
                                                                         $ 15,581     $ 61,917
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1995         1996        1997
                                                               -------     --------     -------
Revenues.....................................................       --     $  6,390     $44,069
Cost of revenues.............................................       --        5,123      22,611
                                                               -------     --------     --------
Gross profit.................................................       --        1,267      21,458
                                                               -------     --------     --------
Operating expenses:
  Research and development...................................    2,940        9,435      12,412
  Selling, general and administrative........................    2,166        6,642      11,390
                                                               -------     --------     --------
          Total operating expenses...........................    5,106       16,077      23,802
                                                               -------     --------     --------
Loss from operations.........................................   (5,106)     (14,810)     (2,344)
Interest and other income, net...............................       67           59         630
                                                               -------     --------     --------
Net loss.....................................................  $(5,039)    $(14,751)    $(1,714)
                                                               =======     ========     ========
Net loss per share
  Basic......................................................              $  (1.52)    $ (0.15)
                                                                           ========     ========
  Diluted....................................................              $  (1.52)    $ (0.15)
                                                                           ========     ========
Shares used in net loss per share calculations (Note 1)
  Basic......................................................                 9,681      11,699
                                                                           --------     --------
  Diluted....................................................                 9,681      11,699
                                                                           --------     --------

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                          CONVERTIBLE
                        PREFERRED STOCK          COMMON STOCK
                     ---------------------   --------------------                NOTES        DEFERRED     ACCUMULATED
                       SHARES      AMOUNT      SHARES     AMOUNT    WARRANTS   RECEIVABLE   COMPENSATION     DEFICIT      TOTAL
                     ----------   --------   ----------   -------   --------   ----------   ------------   -----------   --------
Issuance of Common
  Stock to
  founders,
  investors and
  employees at
  $0.025 per
  share............          --   $     --    1,364,000   $    34    $   --       $(19)       $     --      $      --    $     15
Issuance of Common
  Stock to
  founders,
  investors and
  employees at
  $0.075 per
  share............          --         --       73,000         6        --         (6)             --             --          --
Issuance of Common
  Stock to
  founders,
  investors and
  employees at
  $0.10 per share..          --         --      209,250        21        --        (21)             --             --          --
Issuance of Series
  A Convertible
  Preferred Stock
  in March 1995 at
  $2.00 per share,
  net of issuance
  cost.............   2,750,992      5,474           --        --        --         --              --             --       5,474
Common Stock
  options
  exercised........          --         --      125,000        25        --         --              --             --          25
Forgiveness of
  notes receivable
  from
  shareholders.....          --         --           --        --        --         21              --             --          21
Deferred
  compensation.....          --         --           --       224        --         --            (224)            --          --
Amortization of
  deferred
  compensation.....          --         --           --        --        --         --              56             --          56
Net loss...........          --         --           --        --        --         --              --         (5,039)     (5,039)
                     ----------    -------   ----------   -------      ----       ----          ------        -------      ------
Balance at December
  31, 1995.........   2,750,992      5,474    1,771,250       310        --        (25)           (168)        (5,039)        552
Issuance of Series
  B Convertible
  Preferred Stock
  in March 1996 at
  $4.40 per share,
  net of issuance
  cost.............   2,650,003     11,634           --        --        --         --              --             --      11,634
Issuance of Series
  C Convertible
  Preferred Stock
  in November 1996
  at $7.50 per
  share, net of
  issuance cost....   1,550,697     11,593           --        --        --         --              --             --      11,593
Common Stock
  options
  exercised........          --         --      185,209        42        --         --              --             --          42
Forgiveness of
  notes receivable
  from
  shareholders.....          --         --           --        --        --          6              --             --           6
Repurchased Common
  Stock............          --         --      (66,446)       (4)       --         --              --             --          (4)
Issuance of Series
  B and C
  Convertible
  Preferred Stock
  warrants.........          --         --           --        --       353         --              --             --         353
Deferred
  compensation.....          --         --           --     1,278        --         --          (1,278)            --          --
Amortization of
  deferred
  compensation.....          --         --           --        --        --         --             196             --         196
Net loss...........          --         --           --        --        --         --              --        (14,751)    (14,751)
                     ----------    -------   ----------   -------      ----       ----          ------        -------      ------
Balance at December
  31, 1996.........   6,951,692     28,701    1,890,013     1,626       353        (19)         (1,250)       (19,790)      9,621
Issuance of Series
  C Convertible
  Preferred Stock
  in January 1997
  at $7.50 per
  share, net of
  Issuance cost....      70,167        521           --        --        --         --              --             --         521
Conversion of
  Preferred Stock
  to Common
  Stock............  (7,021,859)   (29,222)   7,021,859    29,222        --         --              --             --          --
Issuance of common
  stock in
  connection with
  initial public
  offering, less
  issuance costs...          --         --    3,450,000    34,336        --         --              --             --      34,336
Issuance of common
  stock under stock
  option and
  purchase plans...          --         --      214,757       413        --         --              --             --         413
Common Stock
  repurchased......          --         --     (104,246)       (9)       --         --              --             --          (9)
Exercise of
  warrants to
  purchase Common
  Stock............          --         --       94,247       714      (329)        --              --             --         385
Issuance of warrant
  to purchase
  Common
  Stock............          --         --           --        --       218         --              --             --         218
Repayment of notes
  receivable from
  shareholders.....          --         --           --        --        --         19              --             --          19
Deferred
  compensation.....          --         --           --       415        --         --            (415)            --          --
Amortization of
  deferred
  compensation.....          --         --           --        --        --         --             484             --         484
Net loss...........          --         --           --        --        --         --              --         (1,714)     (1,714)
                     ----------    -------   ----------   -------      ----       ----          ------        -------      ------
Balance at December
  31, 1997.........          --   $     --   12,566,630   $66,717    $  242       $ --        $ (1,181)     $ (21,504)   $ 44,274
                     ==========    =======   ==========   =======      ====       ====          ======        =======      ======

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                    1995         1996         1997
                                                                   -------     --------     --------
  Cash flows from operating activities:
    Net loss...................................................    $(5,039)    $(14,751)    $ (1,714)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation..........................................        227        1,017        2,238
         Warrant valuation.....................................         --          353           --
         Stock compensation....................................         56          196          484
         Increase in allowance for doubtful accounts...........         --           78          230
         Changes in assets and liabilities:
            Accounts receivable................................         --       (1,471)     (12,224)
            Inventory..........................................        (37)      (4,923)       1,115
            Other assets.......................................       (169)        (286)      (2,275)
            Accounts payable...................................        471        1,765       10,337
            Accrued liabilities................................        564          851        1,554
                                                                   --------    --------
              Net cash used in operating activities............     (3,927)     (17,171)        (255)
                                                                   --------    --------
  Cash flows from investing activities:
    Purchases of short-term investments, net...................         --           --       (5,984)
    Purchases of property and equipment........................       (589)      (2,210)      (4,730)
                                                                   --------    --------
       Net cash used in investing activities...................       (589)      (2,210)     (10,714)
                                                                   --------    --------
  Cash flows from financing activities:
    Proceeds from issuance of Convertible Preferred
       Stock, net..............................................    5,474..       23,227          521
    Proceeds from initial public offering, net.................         --           --       34,336
    Proceeds from issuance of Common Stock, net................         61           44          423
    Proceeds from exercise of warrants.........................         --           --          385
    Principal payments of capitalized lease obligations, net...       (154)        (540)        (751)
    Proceeds (payments) on drawdown
       on line of credit, net..................................         --        1,076         (299)
                                                                   --------    --------
       Net cash provided by financing activities...............      5,381       23,807       34,615
                                                                   --------    --------
  Net increase in cash and cash equivalents....................        865        4,426       23,646
                                                                   --------    --------
  Cash and cash equivalents at beginning of period.............         --          865        5,291
                                                                   --------    --------
  Cash and cash equivalents at end of period...................    $   865     $  5,291     $ 28,937
                                                                   ========    ========

  SUPPLEMENTAL INFORMATION:
    Cash paid during the period for interest...................    $    45     $     96     $    263
    Acquisition of property and equipment under
       capitalized lease obligations...........................      1,007          920          842

   The accompanying notes are an integral part of these financial statments.

                             3DFX INTERACTIVE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

  The Company

     3Dfx Interactive Inc. (the "Company" or "3Dfx") was incorporated in California on August 24, 1994. The Company is engaged in the single business segment of the design, development and marketing of 3D media processors specifically designed for interactive electronic entertainment applications in the PC, coin-op arcade and home game console markets. The Company did not incur any expenses from the period of inception (August 24, 1994) through December 31, 1994.

     In June 1997, the Company completed its initial public offering and issued 3,000,000 shares of its Common Stock to the public at a price of $11.00 per share. The Company received cash of approximately $30,400,000, net of underwriting discounts and commissions. Upon the closing of initial public offering, all outstanding shares of the Company's then outstanding Convertible Preferred Stock were automatically converted into shares of Common Stock. On July 25, 1997, the Company's underwriter exercised an option to purchase an additional 450,000 shares of Common Stock at a price of $11.00 per share to cover over-allotments. The Company received cash of approximately $3,900,000, net of underwriting discounts and commissions.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue recognition

     Revenue from product sales is generally recognized upon product shipment. Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development.

  Cash equivalents and investments

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996 and December 31, 1997, approximately $3,137,000 and $24,218,000, respectively, of money market funds and commercial paper instruments, the fair value of which approximate cost, are included in cash and cash equivalents.

     Investments in debt securities are classified as "available for sale" and have maturities greater than three months from the date of acquisition. Investments classified as "available for sale" are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of shareholders' equity. Unrealized gains and losses were not material during the year ended December 31, 1997.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.

     3Dfx invests primarily in money market accounts, commercial paper instruments and term notes. Cash equivalents and short-term investments are maintained with high quality institutions and their composition and maturities are regularly monitored by management.

                             3DFX INTERACTIVE, INC.

     The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. One customer accounted for 21% of accounts receivable at December 31, 1996. Two customers account for 29% and 26% of accounts receivable at December 31, 1997.

     The following table summarizes the revenues from customers in excess of 10% of the total revenues:

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                         -------------
                                                                         1996     1997
                                                                         ----     ----
        Customers comprising 10% or more of the Company's revenues for the periods indicated:
             A  .......................................................   44%       7%
             B  .......................................................   33%      37%
             C  .......................................................   11%       2%
             D  .......................................................   --       16%

  Inventory

     Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method.

  Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years or less. Assets held under capital leases are amortized using the straight-line method over the term of the lease or estimated useful lives, whichever is shorter.

  Research and software development costs

     Research and development costs are charged to operations as incurred. Software development and prototype costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs incurred subsequent to the establishment of technological feasibility have been expensed as incurred due to their immateriality.

  Stock-based compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (see Note 6).

                             3DFX INTERACTIVE, INC.

  Earnings (loss) per share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are antidilutive. Pursuant to the requirements of the Securities and Exchange Commission, common stock issued for nominal consideration is reflected in a manner similar to a stock split in the calculation of basic and diluted earnings
(loss) per share. SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands):

                                                                YEARS ENDED DECEMBER,
                                                                          31
                                                                ----------------------
                                                                  1996          1997
                                                                --------       -------
        Net loss available to common shareholders
          (numerator).........................................  $(14,751)      $(1,714)
                                                                --------       -------
        Weighted average common shares outstanding............     8,467        10,767
        Effect of common stock equivalents issued for nominal
          consideration.......................................     1,214           932
                                                                --------       -------
        Weighted average shares outstanding (denominator for
          both computations)..................................     9,681        11,699
                                                                ========       =======
        Basic loss per share..................................  $  (1.52)      $ (0.15)
                                                                ========       =======
        Diluted loss per share................................  $  (1.52)      $ (0.15)
                                                                ========       =======

     During the years ended December 31, 1996 and 1997, options to purchase approximately 459,000 and 1,148,372 shares, respectively, were outstanding but are not included in the computation because they are antidilutive.

     Basic and diluted loss per share data has not been presented for the year ended December 31, 1995 since such amounts are not deemed meaningful.

  Recent accounting pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1998.

                             3DFX INTERACTIVE, INC.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Inventory:
          Raw material...........................................  $   424     $   531
          Work-in-progress.......................................      231       2,246
          Finished goods.........................................    4,305       1,068
                                                                   -------     -------
                                                                   $4,960..    $ 3,845
                                                                   -------     -------
        Property and equipment:
          Computer equipment.....................................  $ 3,122     $ 6,179
          Purchased computer software............................    1,047       3,011
          Furniture and equipment................................      557       1,108
                                                                   -------     -------
                                                                     4,726      10,298
          Less: Accumulated depreciation and amortization........   (1,244)     (3,482)
                                                                   -------     -------
                                                                   $ 3,482     $ 6,816
                                                                   =======     =======

     Assets acquired under capitalized lease obligations are included in property and equipment and totaled $1,927,000 and $2,769,000 with related accumulated amortization of $602,000 and $1,514,000 at December 31, 1996 and 1997, respectively.

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1996       1997
                                                                     ------     ------
        Accrued liabilities:
          Accrued salaries, wages and benefits.....................  $  354     $1,014
          Accrued prototype costs..................................     143      1,070
          Other accrued liabilities................................     918        885
                                                                     ------     ------
                                                                     $1,415     $2,969
                                                                     ======     ======

NOTE 3 -- DEBT:

     The Company has a line of credit agreement with a bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable plus 100% of cash and cash equivalents or $7,000,000. Borrowings under the line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 0.25% per annum (8.75%) as of December 31, 1997. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. As of December 31, 1997, the Company was in compliance with its covenants. The line of credit expires in December 1998. At December 31, 1997, there were no borrowings outstanding under this line of credit.

     The Company has two lease lines of credit with a bank, which provides for the purchase of up to $5,000,000 of property and equipment. Borrowings under these lines are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% and 0.75% per annum, respectively. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. As of December 31, 1997, the Company was in compliance with its covenants. The equipment lines of credit expire in August 1998 and December 2001, respectively. At December 31, 1997, approximately $777,000 was outstanding under these equipment lines of credit.

                             3DFX INTERACTIVE, INC.

NOTE 4 -- DEVELOPMENT CONTRACT:

     In February 1997, the Company entered into a development and license agreement with Sega Enterprises, Ltd., under which the Company is entitled to receive development contract revenues and royalties based upon a cumulative volume of units sold by Sega which include the Company's product. The Company recognized development contract revenues of $1,817,00 in the year ended December 31, 1997, representing a non-refundable amount due for the delivery of certain engineering designs and revenue recognized under the percentage of completion method of accounting. The Company has no further obligations to Sega with regard to the $1,817,000 of development contract revenue recognized. The Company has an outstanding receivable for $267,000 related to the Sega agreement which in light of the litigation noted below, is classified as a long-term asset. The Company did not earn any royalty revenue in the year ended December 31, 1997. Costs incurred during the period relating to this contract are included in research and development expense.

     In July 1997, Sega terminated the development and license agreement with the Company. In
August 1997, the Company filed a lawsuit against Sega alleging breach of contract, interference with the contract, misrepresentation, unfair competition and threatened misappropriation of trade secrets. Discovery in the case is presently under way. There can be no assurance that this litigation will be resolved in the Company's favor. The resolution of this matter could have a material adverse impact on the Company's financial position, results of operations and liquidity. No future revenues will be recognized under the Sega agreement.

NOTE 5 -- SHAREHOLDERS' EQUITY:

  Common stock

     The Company has issued 1,646,250 shares of its Common Stock to founders and investors. The shares either vested immediately or will vest on various dates through 1999. The Company can buy back unvested shares at the original price paid by the purchasers in the event the purchasers' employment with the Company is terminated for any reason. During the years ended December 31, 1996 and 1997, 49,571 and 83,855 shares, respectively, of Common Stock were repurchased.

     In addition, during the three year period ended December 31, 1997, certain employees exercised options to purchase 306,292 of Common Stock which are subject to a right of repurchase by the Company at the original share issuance price. The repurchase right lapses over a period generally ranging from two to four years. During the years ended December 31, 1996 and 1997, 16,875 and 20,391 shares, respectively, of Common Stock were repurchased.

     As of December 31, 1996 and 1997, approximately 835,130 and 306,292 shares, respectively, of Common Stock were subject to these repurchase rights.

  Convertible preferred stock

     At December 31, 1996, the aggregate authorized number of preferred shares was 7,269,018, of which 2,794,742, 2,818,412 and 1,655,864 were designated as
Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, respectively.

     Each share of Series A, B and C Convertible Preferred Stock outstanding was converted into one Share of Common Stock upon the completion of the underwritten initial public offering (IPO) of Common Stock in June 1997. The holders of Series A, B and C Convertible Preferred Stock had voting rights equal to Common Stock on an if-converted basis.

                             3DFX INTERACTIVE, INC.

  Warrants

     In March 1995, the Company issued a warrant to a vendor to purchase 43,750 shares of Series A Convertible Preferred Stock at $2.00 per share. The warrant expires on March 31, 2002. The warrant was deemed by management to have a nominal value at the date of grant. Upon completion of the Company's IPO, this warrant was exchanged for a warrant to purchase Common Stock. The Company has reserved 43,750 shares of Common Stock for the exercise of this warrant.

     In January 1996, the Company entered into a line of credit. To secure the line, the Company issued to the lessor a warrant to purchase 19,886 shares of Series B Convertible Preferred Stock at an exercise price of $4.40. The warrant expires on January 1, 2003. The warrant was deemed by management to have a nominal value at the date of grant. Upon completion of the Company' IPO, this warrant was exchanged for a warrant to purchase Common Stock. The Company has reserved 19,886 shares of Common Stock for the exercise of this warrant.

     In February 1996, the Company issued to a financial institution in accordance with a bridge loan agreement a warrant to purchase 8,523 shares of Series B Convertible Preferred Stock at $4.40 per share. The warrant expires on December 31, 2001. The warrant was deemed by management to have a nominal value at the date of grant. In December 1997, the financial institution exercised the warrant for 6,737 shares of Common Stock in a cashless exercise.

     In February 1996, the Company entered into an agreement to issue warrants to TSMC to purchase 140,000 shares of Series B Convertible Preferred Stock at an exercise price of $4.40 per share. The purchase right of 50,000 warrants is exercisable, in whole or in part, at any time on or before December 31, 2001; however, would have expired, if not previously exercised, immediately upon the closing of the underwritten initial public offering in June 1997. The purchase right of 90,000 warrants became exercisable at the rate of 10 shares of Series B Convertible Preferred Stock for each wafer above 2,000 wafers purchased from TSMC by the Company during fiscal 1996 and became exercisable for 37,510 shares of Series B Convertible Preferred Stock in conjunction with wafer purchases in 1996. These warrants would have expired on December 31, 2001. The warrant was deemed to have a value of approximately $211,000 and was recognized as a cost of revenues and research and development expense during 1996. In conjunction with the Company's IPO in June 1997, TSMC exercised its warrant to purchase 87,510 shares of Series B Convertible Preferred Stock. The aggregate proceeds to the Company were approximately 385,000. The Series B Convertible Preferred Stock converted into Common Stock upon completion of the Company's IPO on June 25, 1997 included the shares issued in exchange for this warrant. No further warrant rights exist with respect to this agreement.

     In 1996, the Company issued to a university and consultants warrants to purchase 5,000 and 30,000 shares, respectively, of Series C Convertible Preferred Stock at an exercise price of $7.50 per share. These warrants were deemed to have a value of approximately $142,000 at the date of grant and the related cost was recognized as other expense and research and development expense, respectively, during 1996. The warrant for 30,000 shares of Common Stock expired upon the closing of the Company's IPO as it was not exercised. The warrant for 5,000 shares expires on December 31, 2001. Upon completion of the Company's IPO, the warrant for 5,000 shares was exchanged for a warrant to purchase Common Stock. The Company has reserved 5,000 shares of Common Stock for the exercise of this warrant.

     On December 3, 1997, the Company issued a warrant to purchase 25,000 shares of Common Stock at a exercise price of $13.875 per share in conjunction with developing a relationship with another company. The warrant is fully exercisable and expires December 3, 2002. The Company valued the warrant under the "Black-Scholes" formula at approximately $218,000. The warrant value will be amortized over a one-year period as a cost of revenue. The Company has reserved 25,000 shares of Common Stock for the exercise of this warrant.

                             3DFX INTERACTIVE, INC.

     As of December 31, 1997, the Company had reserved 93,636 shares of Common Stock for the exercise of warrants.

NOTE 6 -- STOCK OPTION PLANS:

  The 1995 Plan

     In May 1995, the Company adopted a Stock Plan, (the 1995 Plan) which provides for granting of incentive and nonqualified stock options to employees, consultants and directors of the Company. Under the 1995 Plan, 2,675,000 shares of Common Stock have been reserved for issuance at December 31, 1997.

     Options granted under the 1995 Plan are generally for periods not to exceed ten years, and are granted at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value on the date of grant. Incentive stock options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the 1995 Plan generally vest 25% on the first anniversary of the grant date and 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

  The 1997 Plan

     In October 1997, the Company adopted the 1997 Supplementary Stock Plan (the 1997 Plan), which provides for granting of nonqualified stock options to employees (excluding officers, consultants and directors) of the Company. Under the 1997 Plan, 500,000 shares of Common Stock have been reserved for issuance at December 31, 1997.

     Options granted under the 1997 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock on the date of grant. Options granted under the 1997 Plan generally vest 25% on the first anniversary of the grant date and 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

  Directors' Option Plan

     In March 1997, the Company adopted a 1997 Directors' Option Plan. Under this plan options to purchase 150,000 shares of Common Stock may be granted. The plan provides that options may be granted at a price not less than fair value of a share at the date of grant. The Director's Option Plan provides for an initial option grant to purchase 12,500 shares of Common Stock to each new nonemployee director of the Company at the date he or she becomes a director. Each nonemployee director and Chairman of the Board of Directors will annually be granted an option to purchase 5,000 and 10,000 shares of Common Stock, respectively, beginning with the 1998 annual meeting of shareholders. If a director serves on either the Audit Committee or Compensation Committee, he or she will annually be granted an option to purchase 1,000 shares of Common Stock, respectively, beginning with the 1997 annual meeting of shareholders. Options granted under the Director' Plan are generally for ten years and are granted at the fair market value of the stock on the date of grant. The initial 12,500 option grant vests at a rate of 1/48 per month following the date of grant. The annual option grant of 5,000, 10,000 or 1,000 vests at a rate of 1/12 per month following the date of grant.

                             3DFX INTERACTIVE, INC.

     The following is a summary of activity under the 1995 Plan, the 1997 Plan and the Directors' Option Plan during the years ended December 31, 1995, 1996 and 1997:

                                                                                           WEIGHTED
                                                             OPTIONS                       AVERAGE
                                                            AVAILABLE        OPTIONS       EXERCISE
                                                            FOR GRANT      OUTSTANDING      PRICE
                                                            ----------     -----------     --------
Balance at May 1, 1995 (date of plan adoption)............     853,750             --
  Granted.................................................    (640,750)       640,750       $ 0.20
  Exercised...............................................          --       (125,000)      $ 0.20
  Canceled................................................       2,500         (2,500)      $ 0.20
                                                            ----------      ---------
Balance at December 31, 1995..............................     215,500        513,250       $ 0.20

Additional shares authorized..............................   1,196,250             --       $   --
  Granted.................................................  (1,369,138)     1,369,138       $ 0.58
  Exercised...............................................          --       (185,209)      $ 0.23
  Canceled................................................     158,670       (158,670)      $ 0.41
  Repurchased.............................................      16,875             --       $ 0.20
                                                            ----------      ---------
Balance at December 31, 1996..............................     218,157      1,538,509       $ 0.54

Additional shares authorized..............................   1,274,992             --       $   --
  Granted.................................................  (1,306,244)     1,306,244       $12.15
  Exercised...............................................          --       (180,015)      $ 0.49
  Canceled................................................     158,754       (158,754)      $ 3.86
  Repurchased.............................................      20,391             --       $ 0.08
                                                            ----------      ---------
Balance at December 31, 1997..............................     366,050      2,505,984       $ 6.38
                                                            ==========      =========

     At December 31, 1996 and December 31, 1997, 186,172 and 471,937,
respectively, Common Stock options were vested.

     Prior to the Company completing its IPO, the Company granted options for the purchase of 2,460,307 shares of Common Stock to employees at exercise prices ranging from $0.20 to $12.00 per share. Management calculated deferred compensation of approximately $1,900,000 related to options granted prior to the completion of the Company's IPO. Such deferred compensation will be amortized over the vesting period relating to these options, of which $56,000, $196,000 and $484,000 has been amortized during the years ended December 31, 1995, 1996 and 1997, respectively.

     Information relating to stock options outstanding under the 1995 Plan, the 1997 Plan and the Directors' Plan at December 31, 1997 is as follows:

                                                            OPTIONS OUTSTANDING
                                                    ------------------------------------
                                                                    WEIGHTED
                                                                    AVERAGE     WEIGHTED
                                                                   REMAINING    AVERAGE
                                                      NUMBER      CONTRACTUAL   EXERCISE
                RANGE OF EXERCISE PRICES:           OUTSTANDING       LIFE       PRICE
        ------------------------------------------  -----------   ------------  --------
        $0.20 - $0.30.............................      265,797      7.6 years   $ 0.21
        $0.44 - $0.75.............................      591,825      8.6 years   $ 0.48
        $0.90.....................................      442,796      8.9 years   $ 0.90
        $2.00 - $12.00............................      741,616      9.3 years   $11.07
        $13.88 - $17.06...........................      463,950      9.9 years   $15.18
                                                      2,505,984     8.99 years   $ 6.38

                             3DFX INTERACTIVE, INC.

                                                                    OPTIONS VESTED
                                                                  -------------------
                                                                             WEIGHTED
                                                                             AVERAGE
                                                                   NUMBER    EXERCISE
                       RANGE OF EXERCISE PRICES:                   VESTED     PRICE
        --------------------------------------------------------  ---------  --------
        $0.20 - $0.30...........................................    139,708   $ 0.21
        $0.44 - $0.75...........................................    207,496   $ 0.47
        $0.90...................................................    107,233   $ 0.90
        $2.00 - $12.00..........................................     17,500   $11.00
        $13.88 - $17.06.........................................         --   $   --
                                                                    471,937   $ 0.88

  Employee Stock Purchase Plan

     In March 1997, the Company's Board of Directors approved an Employee Stock Purchase Plan. Under this plan, employees of the Company can purchase Common Stock through payroll deductions. A total of 550,000 shares have been reserved for issuance under this plan. As of December 31, 1997, 34,742 shares have been purchased under the Employee Stock Purchase Plan.

  Certain Pro Forma Disclosures

     The Company accounts for its employee stock option plans and employee stock purchase plan in accordance with the provisions of Accounting Principles Board Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation" which established a fair value based method of accounting for employee stock options plans, employee stock purchase plans and shares issued to founders which are subject to repurchase.

     For the years ended December 31, 1995 and 1996, the value of each option on the date of grant was determined utilizing the minimum value method as the Company was non-public.

     For the year ended December 31, 1997, the fair value of each option on the date of grant was determined utilizing the Black-Scholes model.

     To determine the value of each option on the date of grant the following assumptions were used for the years ended December 31, 1995 and 1996: dividend yield of 0.0%; a risk-free interest rate of 6%; a weighted average expected option term of four years. The following assumptions were used for the stock option plan and stock purchase plan, respectively, for the year ended December 31, 1997: dividend yield of 0.0% for both the stock option and stock purchase plans; volatility of 70% for both the stock option plan and the stock purchase plans; risk-free interest rates of 5.7% and 5.4%, respectively; a weighted average expected term of 4 and 0.5 years, respectively. The weighted average fair value of stock options granted in the years ended December 31, 1995, 1996 and 1997, was $0.18, $0.60 and $12.15, respectively.

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by FAS 123, for awards granted under its stock option plan, the Company's net loss and net loss per share would have been:

                                                       YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                    1995         1996        1997
                                                   -------     --------     -------
            Pro forma net loss...................  $(5,045)    $(14,801)    $(3,705)
            Pro forma basic loss per share.......  $    --     $  (1.53)    $ (0.32)
            Pro forma diluted loss per share.....  $    --     $  (1.53)    $ (0.32)

                             3DFX INTERACTIVE, INC.

     The pro forma effect on net loss and loss per share for 1995, 1996 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

  Benefit Plan

     Effective January 1, 1995, the Company adopted a 401(k) Savings Plan which allows all employees to participate by making salary deferral contributions to the 401(k) Savings Plan ranging from 1% to 20% of their eligible earnings. The Company may make discretionary contributions to the 401(k) Savings Plan upon approval by the Board of Directors. The Company has not contributed to the 401(k) Savings Plan to date.

NOTE 7 -- INCOME TAXES:

     No provision for federal or state income taxes has been recorded for the years ended December 31, 1995, 1996 and 1997 as the Company incurred net operating losses.

     Deferred tax assets related to the following (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Net operating losses.....................................  $ 7,278     $ 7,358
        Expenses not currently deductible........................      357         644
        Tax credit carryforwards.................................      134         821
                                                                   -------     -------
                                                                     7,769       8,823
        Less: valuation allowance................................   (7,769)     (8,823)
                                                                   -------     -------
                                                                   $    --     $    --
                                                                   =======     =======

     Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, recent increases in expense levels, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the lack of carryback capacity to realize deferred tax assets, and the uncertainty regarding market acceptance of the Company's products. The Company will continue to assess the realizability of the deferred tax assets in future periods.

     At December 31, 1997, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $18,500,000 and $17,500,000, respectively, which expire beginning in 2010 and 2000, respectively. At December 31, 1997, the Company had research and development credit carry-forwards for federal and state income tax purposes of approximately $491,000 and $330,000, respectively.

     Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of the Company's IPO resulted in an annual limitation of the Company's ability to utilize net operating losses incurred prior to that date. The annual limitation is approximately $5,400,000.

NOTE 8 -- COMMITMENTS:

     The Company leases under noncancelable operating leases for certain of its facilities and equipment in addition to equipment capital leases. Rent expense on the operating leases for the years ended December 31, 1995, 1996 and 1997 was approximately $192,000, $305,000 and $568,000, respectively.

                             3DFX INTERACTIVE, INC.

     Future minimum lease payments under the operating and capitalized leases are as follows (in thousands):

                                                                 OPERATING     CAPITALIZED
                                                                  LEASES         LEASES
                                                                 ---------     -----------
        1998...................................................   $   848        $   841
        1999...................................................       908            451
        2000...................................................       934            174
        2001...................................................       996             --
        2002...................................................     1,027             --
        Thereafter.............................................     5,011             --
                                                                   ------         ------
        Total minimum lease payments...........................   $ 9,724        $ 1,466
                                                                   ======
        Less: amount representing interest.....................                     (142)
                                                                                  ------
        Present value of minimum lease payments................                    1,324
        Less: current portion..................................                     (778)
                                                                                  ------
        Noncurrent portion of capitalized lease obligations....                  $   546
                                                                                  ======

  Purchase Commitments

     The Company's manufacturing relationship with Taiwan Semiconductor Manufacturing Corporation ("TSMC") allows the Company to cancel all outstanding purchase orders, but requires the repayment of all expenses incurred to date. As of December 31, 1997, TSMC had incurred approximately $3,200,000 of manufacturing expenses on the Company's outstanding purchase orders. The Company does not expect to cancel any of its outstanding purchase orders.

NOTE 9 -- RELATED PARTY TRANSACTIONS:

     Since April 1995, a consulting company has been providing management services to the Company for which the Company pays a monthly fee of $5,000 for consulting services. The Chairman and a director of the Board of Directors of the Company are also officers of the consulting company. Total payments for such management services during 1995, 1996 and 1997 were $45,000, $60,000 and $60,000, respectively.

     During 1997, a member of the Board of Directors provided consulting services to the Company. Total payments for such consulting services in 1997 was $45,000.

     In April 1997, an officer of the Company resigned and subsequently founded Quantum3D, Inc., a supplier of advanced graphic subsystems based on 3Dfx technology. Sales to Quantum3D, Inc. during 1997 totaled $949,000. As of December 31, 1997, the Company has an outstanding trade receivable from Quantum3D, Inc. of approximately $624,500.

NOTE 10 -- SUBSEQUENT EVENT:

     In February 1998, the Company's Board of Directors approved an increase of 1,700,000 shares of Common Stock, 500,000 shares of Common Stock and an annual increase, commencing in 1999, in the number of Common Stock shares equal to the lesser of 200,000 or 1% of the Company's outstanding capitalization to be reserved for issuance under the 1995 Plan, 1997 Plan and Employee Stock Purchase Plan, respectively. These increases to the 1995 Plan and the Employee Stock Purchase Plan are contingent upon shareholder approval.

                             3DFX INTERACTIVE, INC.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                          DESCRIPTION
----------    --------------------------------------------------------------------------------
 3.1*         Restated Articles of Incorporation of the Registrant.
 3.2*         Bylaws of the Registrant.
 4.1*         Specimen Common Stock Certificate.
10.1*         Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*         1995 Employee Stock Plan and form of Stock Option Agreement thereunder.
10.3*         1997 Director Option Plan and form of Director Stock Option Agreement thereunder.
10.4*         1997 Employee Stock Purchase Plan and forms of agreement thereunder.
10.5*         Lease Agreement dated August 7, 1996 between Registrant and South Bay/Fortan, and Tenant Estoppel Certificate dated March 25, 1997 between Registrant and
              CarrAmerica Realty Corporation for San Jose, California office.
10.6*         Investors' Rights Agreement dated September 12, 1996, Amendment No. 1 to
              Investors' Rights Agreement dated November 25, 1996, Amendment No. 2 to
              Investors' Rights Agreement dated December 18, 1996 and Amendment No. 3 to
              Investors' Rights Agreement dated March 27, 1997 by and among the Registrant and holders of the Registrant's Series A, Series B and Series Preferred Stock.
10.7.1***     Warrant to purchase shares of Common Stock issued to Creative Labs, Inc.
10.7.2*       Warrant to purchase shares of Series B Preferred Stock issued to MMC/GATX
              Partnership No. 1.
10.8*         Form of Restricted Stock Purchase Agreement between the Registrant and certain shareholders.
10.9+*        Technology Development and License Agreement dated as of February 28, 1997 by and between Registrant and Sega Enterprises, Ltd.
10.10*        Master Equipment Lease Agreement dated January 1, 1996 by and between the
              Registrant and MMC/GATX Partnership No. 1.
10.11*        Master Equipment Lease dated March 31, 1995 by and between the Registrant and
              Lighthouse Capital Partners, L.P.
10.12.1***    Loan and Security Agreement dated August 19, 1996 by and between the Registrant and Silicon Valley Bank.
10.12.2***    Loan Modification Agreement dated as of August 18, 1997 by and between the
              Registrant and Silicon Valley Bank.
10.12.3***    Second Amendment and Limited Waiver to Loan and Security Agreement dated as of
              December 9, 1997 by and between the Registrant and Silicon Valley Bank.
10.13.1*      Change of Control Letter Agreement between the Registrant and L. Gregory
              Ballard.
10.13.2*      Change of Control Letter Agreement between the Registrant and Karl Chicca.
10.13.3*      Change of Control Letter Agreement between the Registrant and Scott D. Sellers.
10.13.4*      Change of Control Letter Agreement between the Registrant and Gary Tarolli.
10.14.+**     Software License and Co-marketing Agreement made as of June, 1997 by and between
              Electronic Arts, Inc. and the Registrant.
10.15**       Master Equipment Lease dated July 1, 1997 by and between the Registrant and
              Pentech Financial Services, Inc.

 EXHIBIT
   NO.                                          DESCRIPTION
----------    --------------------------------------------------------------------------------
10.16***      Lease Agreement dated as of January 6, 1998 by and between the Registrant and
              GEOMAXX.
10.17***      Separation Agreement dated as of October 12, 1997 by and between the Registrant and Gary P. Martin.
10.18****     1997 Supplementary Stock Option Plan and Form of Stock Option Agreement
              thereunder.
23.1          Consent of Price Waterhouse LLP, Independent Accountants.
27.1          Financial Data Schedule.

---------------

   + Confidential treatment has been granted for portions of these agreements.
     Omitted portions have been filed separately with the Commission.

   * Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-25365) which was declared effective on June 25, 1997.

  ** Incorporated by reference to the exhibits filed with the Registrant's
     Quarterly Report on Form 10-Q for the period ended June 30, 1997.

 *** Incorporated by reference to the exhibits filed with the Registrant's
     Registration Statement on Form S-1 (File No. 333-46119) filed with the Commission on February 11, 1998.

**** Incorporated by reference to exhibits filed with the Registrant's
     Registration Statement on Form S-8 (No. 333-39109) which was declared effective October 30, 1997.