Form 10-K/A
period 1997-12-31
3DFX INTERACTIVE INC
filed 1998-03-04
CIK 1010026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                       TO

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
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

--------------------------------------------------------------------------------
                  3DFX PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

--------------------------------------------------------------------------------------------------------
                   COMMERCIAL
  PRODUCT          AVAILABILITY     TARGET MARKET        KEY FEATURES(1)
--------------------------------------------------------------------------------------------------------
  Voodoo Graphics  September 1996   PCs, coin-op arcade  Add-on 3D solution; systems scalability;
                                    systems              consistent sustained performance with all
                                                         features enabled; fill rate of 45 Mpixel/sec;
                                                         fully featured triangle rate of 1.0M/sec;
                                                         texture streaming; fully featured architecture
--------------------------------------------------------------------------------------------------------
  Voodoo Rush      April 1997       PCs                  Single-board 3D/2D solution; consistent
                                                         sustained performance with all features
                                                         enabled; fill rate of 45 Mpixel/sec; fully
                                                         featured triangle rate of 800K/sec; texture
                                                         streaming; fully featured architecture; 3D in a
                                                         window
--------------------------------------------------------------------------------------------------------
  Voodoo2          Expected first   PCs, coin-op arcade  Add-on 3D solution; systems scalability;
                   quarter 1998     systems              consistent sustained performance with all
                                                         features enabled; fully featured triangle rate
                                                         of up to 3.0 M/sec; texture streaming; on-chip
                                                         triangle set up; fully featured architecture
--------------------------------------------------------------------------------------------------------
  Banshee          Expected second  PCs, coin-op arcade  Single chip 3D/2D solution; large feature set;
                   quarter 1998     systems              fully integrated architecture; high sustained
                                                         fill rate and triangle rate with all features
                                                         enabled; compatible 3D architecture with Voodoo
                                                         Graphics
--------------------------------------------------------------------------------------------------------

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

                     PCS                           COIN-OP ARCADE SYSTEMS
---------------------------------------------  -------------------------------
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

            TITLE                      PUBLISHER                DEVELOPER             API        PLATFORM
------------------------------  -----------------------  ------------------------  ---------  --------------
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


     In addition to competition from companies in the entertainment segment of the PC market, the Company also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional market, such as 3Dlabs, Intergraph, Real 3D, Inc. ("Real 3D"), which is owned by Lockheed Martin Corp. ("Lockheed") and Intel, and SGI. While these companies produce high-performance 3D systems, they do so at a significantly higher price point than the Company and have historically focused on the professional and engineering market. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications, but the Company believes that these companies are not focused on interactive electronic entertainment applications. There can be no assurance that these companies will not enter the interactive electronics entertainment market. The Company believes that it would have a strong competitive position against such high-end competitors due to the favorable price/performance ratio of its Voodoo Graphics architecture and its proprietary Glide API. However, there can be no assurance that the Company would be able to compete successfully against them.



     Furthermore, a substantial number of companies including Intel have announced plans to release 3D graphics chips in 1998 that promise to provide low cost 3D functionality for PCs and workstations. The Company believes that Intel will introduce a single chip 2D/3D graphics accelerator in the near future. Intel has been very active in the graphics market, having previously invested in 3Dlabs and having recently signed a development agreement with 3Dlabs in late 1997 targeting the high end workstation market. In early 1998, Intel acquired CHIPS. To the extent that Intel's initiatives in the graphics sector are successful, it could materially adversely affect the Company's financial position and results of operations. The Company has had a relationship with Intel since November 1996, when, in conjunction with Intel's investment in the Company, 3Dfx and Intel entered into an agreement to license an early version of Glide, the Company's proprietary low level 3D API. Intel also has an option to license future versions of Glide on terms no less favorable than licenses of Glide to other third party graphics hardware manufacturers. Intel has not implemented Glide nor has it announced any intention to do so. However, because of Intel's significant market penetration, marketing power and financial resources, if Intel were to implement this early version of Glide as a standard development tool for current or future Intel 3D chipsets, it could substantially reduce or even eliminate any competitive advantages that the Company's products may have. Intel has indicated that it intends to sell all of the shares of the Company's Common Stock that it owns pursuant to a Registration Statement on Form S-1 which the Company filed with the Securities and Exchange Commission on February 11, 1998.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                   NAME                       AGE                    POSITION
                   ----                       ---                    --------
L. Gregory Ballard........................    44     President, Chief Executive Officer and
                                                     Director
David Zacarias............................    48     Chief Financial Officer and Vice
                                                     President,
                                                     Administration
Philip Carmack............................    35     Vice President, Hardware Engineering
Karl Chicca...............................    40     Vice President, Operations
Andy Keane................................    35     Vice President, Marketing
Darlene R. Kindler........................    45     Vice President, Customer Marketing
Janet Leising.............................    40     Vice President, Software Engineering
Scott D. Sellers..........................    29     Vice President, Research and Development
                                                     and Director
Gary Tarolli..............................    41     Vice President and Chief Scientist
Jordan G. Watters.........................    35     Vice President, Sales

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

     Karl Chicca has served as Vice President, Operations of the Company since June 1996. Prior to joining the Company, Mr. Chicca was Vice President of Strategic Commodity Management of Maxtor Corporation, a disk drive company, from May 1995 to May 1996. He was Vice President, Materials at MiniStor Peripherals Corp. from March 1994 to April 1995. MiniStor filed a petition for relief under Chapter 11 of the Federal bankruptcy laws on April 14, 1995. From 1979 to March 1994, Mr. Chicca held various materials and manufacturing positions with International Business Machine Corporation ("IBM"), most recently as Manager of Worldwide Procurement of IBM's Storage Systems Division. Mr. Chicca received a BS in Business Administration from San Jose State University.

     Andy Keane has served as Vice President, Marketing of the Company since March 1996 and as Director, Product Marketing from March 1995 to March 1996. Prior to joining the Company, he was Marketing Manager of Microprocessor Marketing for MIPS Computer Systems, Inc., and subsequently SGI, each of which is a computer system and workstation company, from 1990 to September 1994. Mr. Keane was a Design Engineer at Intel from 1986 to 1988.

     Darlene R. Kindler has served as Vice President, Customer Marketing since February 1998. From September 1996 to February 1998, Ms. Kindler was the Company's Director of Publisher and Developer Relations. Prior to joining the Company, Ms. Kindler served, from July 1996 to September 1996, as Vice President of Consumer Division, and from April 1994 to July 1996, as Director of Sales and Marketing for Data East, Inc., a licensee and publisher of Nintendo, Sony Playstation and Sega games, as well as a manufacturer and distributor of arcade games. From 1990 to April 1994, Ms. Kindler served as Director of Sales and Marketing for IREM America Corp., a Japanese company specializing in arcade games and Nintendo consumer products. Ms. Kindler was Manager of International Marketing at Nintendo of America, Inc., a manufacturer of home console video game machines, from 1984 to 1990.

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


                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1995          1996           1997
                                                              ----------    -----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues....................................................   $    --       $  6,390       $44,069(1)
Cost of revenues............................................        --          5,123        22,611
                                                               -------       --------       -------
Gross profit................................................        --          1,267        21,458
                                                               -------       --------       -------
Operating expenses:
  Research and development(2)...............................     2,940          9,435        12,412
  Selling, general and administrative(2)....................     2,166          6,642        11,390
                                                               -------       --------       -------
          Total operating expenses..........................     5,106         16,077        23,802
                                                               -------       --------       -------
Loss from operations........................................    (5,106)       (14,810)       (2,344)
Interest and other income, net..............................        67             59           630
                                                               -------       --------       -------
Net loss....................................................   $(5,039)      $(14,751)      $(1,714)
                                                               =======       ========       =======
Basic net loss per share(3).................................   $ (0.82)      $  (1.74)      $ (0.16)
                                                               =======       ========       =======
Diluted net loss per share(3)...............................     (0.82)      $  (1.74)      $ (0.16)
                                                               =======       ========       =======
Shares used in basic net loss per share calculations(3).....     6,173          8,467        10,767
Shares used in diluted net loss per share calculations(3)...     6,173          8,467        10,767


                                                                       DECEMBER 31,
                                                              ------------------------------
                                                               1995        1996       1997
                                                              -------    --------    -------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...........  $   865    $  5,291    $34,921
Working capital (deficit)...................................     (307)      6,637     37,456
Total assets................................................    2,440      15,581     61,917
Capitalized lease obligations, less current portion(4)......      544         632        546
Accumulated deficit.........................................   (5,039)    (19,790)   (21,504)
Total shareholders' equity..................................      552       9,621     44,274

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data of the Company expressed as a percentage of revenue for each of the periods indicated:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1996            1997
                                                         --------        --------
Revenues...............................................    100.0%          100.0%
Cost of revenues.......................................     80.2            51.3
                                                          ------          ------
Gross profit...........................................     19.8            48.7
                                                          ------          ------
Operating expenses:
  Research and development.............................    147.7            28.2
  Selling, general and administrative..................    103.9            25.8
                                                          ------          ------
          Total operating expenses.....................    251.6            54.0
                                                          ------          ------
Loss from operations...................................   (231.8)           (5.3)
Interest and other income, net.........................      0.9             1.4
                                                          ------          ------
Net loss...............................................   (230.9)%          (3.9)%
                                                          ======          ======

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

                                                                THREE MONTHS ENDED
                             -----------------------------------------------------------------------------------------
                             MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                               1996        1996       1996        1996       1997        1997       1997        1997
                             ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                  (IN THOUSANDS)
Revenues...................   $    --    $    --     $ 1,887    $ 4,503     $ 5,247    $ 6,507     $10,018    $22,297
Cost of revenues...........        --         --       1,719      3,404       2,582      3,278       5,352     11,399
                              -------    -------     -------    -------     -------    -------     -------    -------
Gross profit...............        --         --         168      1,099       2,665      3,229       4,666     10,898
                              -------    -------     -------    -------     -------    -------     -------    -------
Operating expenses:
  Research and
    development............     1,659      2,864       2,626      2,286       1,953      2,397       3,201      4,861
  Selling, general and
    administrative.........     1,028      1,529       1,661      2,424       1,846      2,521       2,684      4,339
                              -------    -------     -------    -------     -------    -------     -------    -------
         Total operating
           expenses........     2,687      4,393       4,287      4,710       3,799      4,918       5,885      9,200
                              -------    -------     -------    -------     -------    -------     -------    -------
Income (loss) from
  operations...............    (2,687)    (4,393)     (4,119)    (3,611)     (1,134)    (1,689)     (1,219)     1,698
Interest and other income
  (expense), net...........        35          3           8         13         (27)       (64)        347        374
                              -------    -------     -------    -------     -------    -------     -------    -------
Net income (loss)..........   $(2,652)   $(4,390)    $(4,111)   $(3,598)    $(1,161)   $(1,753)    $  (872)   $ 2,072
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

  Impact of Adoption of New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997.

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

     In addition to competition from companies in the entertainment segment of the PC market, the Company also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market, such as 3Dlabs, Intergraph Corporation, Real 3D and SGI. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. There can be no assurance that these companies will not enter the interactive electronics entertainment market or that the Company would be able to compete successfully against them if they did.

     Furthermore, a substantial number of companies including Intel have announced plans to release 3D graphics chips in 1998 that promise to provide low cost 3D functionality for PCs and workstations. The Company believes that Intel will introduce a single chip 2D/3D graphics accelerator in the near future. Intel has been very active in the graphics market, having previously invested in 3Dlabs and having recently signed a development agreement with 3Dlabs in late 1997 targeting the high end workstation market. In early 1998, Intel acquired Chips and Technologies, Inc. ("CHIPS") a leading graphics semiconductor supplier. To the extent that Intel's initiatives in the graphics sector are successful, it could materially adversely affect the Company's financial position and results of operations. The Company has had a relationship with Intel since November 1996, when, in conjunction with Intel's investment in the Company, 3Dfx and Intel entered into an agreement to license an early version of Glide, the Company's proprietary low level 3D API. Intel also has an option to license future versions of Glide on terms no less favorable than licenses of Glide to other third party graphics hardware manufacturers. Intel has not implemented Glide nor has it announced any intention to do so. However, because of Intel's significant market penetration, marketing power and financial resources, if Intel were to implement this early version of Glide as a standard development tool for current or future Intel 3D chipsets, it could substantially reduce or even eliminate any competitive advantages that the Company's products may have. Intel has indicated that it intends to sell all of the shares of the Company's Common Stock that it owns pursuant to a Registration Statement on Form S-1 which the Company filed with the Securities and Exchange Commission on February 11, 1998.

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



       (a)(1) FINANCIAL STATEMENTS.



          The following financial statements are filed as part of this Report.



                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-1
Balance Sheets as of December 31, 1996 and 1997.............  F-2
Statements of Operations for the years ended December 31,
  1995, 1996 and 1997.......................................  F-3
Statement of Changes in Shareholders' Equity for the years
  ended December 31, 1995, 1996 and 1997....................  F-4
Statements of Cash Flows for the years ended December 31,
  1995, 1996 and 1997.......................................  F-5
Notes to Financial Statements...............................  F-6



       (a)(2)FINANCIAL STATEMENT SCHEDULES.



          None.



       (a)(3)EXHIBITS


     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
     3.1*        Restated Articles of Incorporation of the Registrant.
     3.2*        Bylaws of the Registrant.
     4.1*        Specimen Common Stock Certificate.
    10.1*        Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2*        1995 Employee Stock Plan and form of Stock Option Agreement thereunder.
    10.3*        1997 Director Option Plan and form of Director Stock Option
                 Agreement thereunder.
    10.4*        1997 Employee Stock Purchase Plan and forms of agreement
                 thereunder.
    10.5*        Lease Agreement dated August 7, 1996 between Registrant and
                 South Bay/Fortan, and Tenant Estoppel Certificate dated
                 March 25, 1997 between Registrant and CarrAmerica Realty
                 Corporation for San Jose, California office.
    10.6*        Investors' Rights Agreement dated September 12, 1996,
                 Amendment No. 1 to Investors' Rights Agreement dated
                 November 25, 1996, Amendment No. 2 to Investors' Rights
                 Agreement dated December 18, 1996 and Amendment No. 3 to
                 Investors' Rights Agreement dated March 27, 1997 by and
                 among the Registrant and holders of the Registrant's Series
                 A, Series B and Series Preferred Stock.
    10.7.1***    Warrant to purchase shares of Common Stock issued to
                 Creative Labs, Inc.
    10.7.2*      Warrant to purchase shares of Series B Preferred Stock
                 issued to MMC/GATX Partnership No. 1.
    10.8*        Form of Restricted Stock Purchase Agreement between the
                 Registrant and certain shareholders.
    10.9+*       Technology Development and License Agreement dated as of
                 February 28, 1997 by and between Registrant and Sega
                 Enterprises, Ltd.
    10.10*       Master Equipment Lease Agreement dated January 1, 1996 by
                 and between the Registrant and MMC/GATX Partnership No. 1.

     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
    10.11*       Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
    10.12.1***   Loan and Security Agreement dated August 19, 1996 by and
                 between the Registrant and Silicon Valley Bank.
    10.12.2***   Loan Modification Agreement dated as of August 18, 1997 by and between the Registrant and Silicon Valley Bank.
    10.12.3***   Second Amendment and Limited Waiver to Loan and Security
                 Agreement dated as of December 9, 1997 by and between the
                 Registrant and Silicon Valley Bank.
    10.13.1*     Change of Control Letter Agreement between the Registrant
                 and L. Gregory Ballard.
    10.13.2*     Change of Control Letter Agreement between the Registrant
                 and Karl Chicca.
    10.13.3*     Change of Control Letter Agreement between the Registrant
                 and Scott D. Sellers.
    10.13.4*     Change of Control Letter Agreement between the Registrant
                 and Gary Tarolli.
    10.13.5***   Change of Control Letter Agreement between the Registrant
                 and David Bowman.
    10.13.6***   Change of Control Letter Agreement between the Registrant
                 and Philip Cormack.
    10.14.+**    Software License and Co-marketing Agreement made as of June,
                 1997 by and between Electronic Arts, Inc. and the
                 Registrant.
    10.15**      Master Equipment Lease dated July 1, 1997 by and between the
                 Registrant and Pentech Financial Services, Inc.
    10.16***     Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX.
    10.17***     Separation Agreement dated as of October 12, 1997 by and
                 between the Registrant and Gary P. Martin.
    10.18***     1997 Supplementary Stock Option Plan and Form of Stock
                 Option Agreement thereunder.
    23.1         Consent of Price Waterhouse LLP, Independent Accountants.
    24.1++       Power of Attorney.
    27.1         Financial Data Schedule.


---------------

   + Confidential treatment has been granted for portions of these agreements.
     Omitted portions have been filed separately with the Commission.


   ++ Previously filed.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date: March 4, 1998



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:



                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ L. GREGORY BALLARD                  President, Chief Executive         March 4, 1998
-----------------------------------------------------  Officer and Director
                (L. Gregory Ballard)                   (Principal Executive Officer)

                 /s/ DAVID ZACARIAS*                   Vice President of Finance and      March 4, 1998
-----------------------------------------------------  Chief Financial Officer
                  (David Zacarias)                     (Principal Financial and
                                                       Accounting Officer)
-----------------------------------------------------  Chairman of the Board
                (Gordon A. Campbell)

                  /s/ JAMES WHIMS*                     Director                           March 4, 1998
-----------------------------------------------------
                    (James Whims)

                /s/ PHILIP M. YOUNG*                   Director                           March 4, 1998
-----------------------------------------------------
                  (Philip M. Young)

                  /s/ ANTHONY SUN*                     Director                           March 4, 1998
-----------------------------------------------------
                    (Anthony Sun)

              /s/ GEORGE J. STILL, JR.*                Director                           March 4, 1998
-----------------------------------------------------
               (George J. Still, Jr.)

                /s/ SCOTT D. SELLERS*                  Director                           March 4, 1998
-----------------------------------------------------
                 (Scott D. Sellers)

             *By: /s/ L. GREGORY BALLARD
  -------------------------------------------------
                (L. Gregory Ballard)
                  (Attorney-in-Fact

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

Price Waterhouse LLP
January 27, 1998, except as to the fifteenth paragraph of Note 1 which is as of March 3, 1998

                             3DFX INTERACTIVE, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $  5,291    $ 28,937
  Short-term investments....................................        --       5,984
  Accounts receivable less allowance for doubtful accounts
     of $78 and $308........................................     1,393      13,387
  Inventory.................................................     4,960       3,845
  Other current assets......................................       321       2,400
                                                              --------    --------
          Total current assets..............................    11,965      54,553
Property and equipment, net.................................     3,482       6,816
Other assets................................................       134         548
                                                              --------    --------
                                                              $ 15,581    $ 61,917
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................  $  1,076    $    777
  Accounts payable..........................................     2,236      12,573
  Accrued liabilities.......................................     1,415       2,969
  Current portion of capitalized lease obligations..........       601         778
                                                              --------    --------
          Total current liabilities.........................     5,328      17,097
                                                              --------    --------
Capitalized lease obligations, less current portion.........       632         546
                                                              --------    --------
Commitments (Note 8)
Shareholders' Equity:
  Preferred Stock, no par value, 7,269,018 and 5,000,000
     shares authorized; 6,951,692 and none issued and
     outstanding............................................    28,701          --
  Common Stock, no par value, 25,033,000 and 50,000,000
     shares authorized; 1,890,013 and 12,566,630 shares
     issued and outstanding.................................     1,626      66,717
  Warrants..................................................       353         242
  Notes receivable..........................................       (19)         --
  Deferred compensation.....................................    (1,250)     (1,181)
  Accumulated deficit.......................................   (19,790)    (21,504)
                                                              --------    --------
          Total shareholders' equity........................     9,621      44,274
                                                              --------    --------
                                                              $ 15,581    $ 61,917
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
Revenues....................................................       --    $  6,390    $ 44,069
Cost of revenues............................................       --       5,123      22,611
                                                              -------    --------    --------
Gross profit................................................       --       1,267      21,458
                                                              -------    --------    --------
Operating expenses:
  Research and development..................................    2,940       9,435      12,412
  Selling, general and administrative.......................    2,166       6,642      11,390
                                                              -------    --------    --------
          Total operating expenses..........................    5,106      16,077      23,802
                                                              -------    --------    --------
Loss from operations........................................   (5,106)    (14,810)     (2,344)
Interest and other income, net..............................       67          59         630
                                                              -------    --------    --------
Net loss....................................................  $(5,039)   $(14,751)   $ (1,714)
                                                              =======    ========    ========
Net loss per share
  Basic.....................................................  $ (0.82)   $  (1.74)   $  (0.16)
                                                              =======    ========    ========
  Diluted...................................................  $ (0.82)   $  (1.74)   $  (0.16)
                                                              =======    ========    ========
Shares used in net loss per share calculations (Note 1)
  Basic.....................................................    6,173       8,467      10,767
                                                              -------    --------    --------
  Diluted...................................................    6,173       8,467      10,767
                                                              -------    --------    --------


   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               CONVERTIBLE
                                             PREFERRED STOCK          COMMON STOCK
                                           --------------------   --------------------                NOTES        DEFERRED
                                             SHARES     AMOUNT      SHARES     AMOUNT    WARRANTS   RECEIVABLE   COMPENSATION
                                           ----------   -------   ----------   -------   --------   ----------   ------------
Issuance of Common Stock to founders,
  investors and employees at $0.025 per
  share..................................          --   $    --    1,364,000   $    34    $  --        $(19)       $    --
Issuance of Common Stock to founders,
  investors and employees at $0.075 per
  share..................................          --        --       73,000         6       --          (6)            --
Issuance of Common Stock to founders,
  investors and employees at $0.10 per
  share..................................          --        --      209,250        21       --         (21)            --
Issuance of Series A Convertible
  Preferred Stock in March 1995 at $2.00
  per share, net of issuance cost........   2,750,992     5,474           --        --       --          --             --
Common Stock options exercised...........          --        --      125,000        25       --          --             --
Forgiveness of notes receivable from
  shareholders...........................          --        --           --        --       --          21             --
Deferred compensation....................          --        --           --       224       --          --           (224)
Amortization of deferred compensation....          --        --           --        --       --          --             56
Net loss.................................          --        --           --        --       --          --             --
                                           ----------   -------   ----------   -------    -----        ----        -------
Balance at December 31, 1995.............   2,750,992     5,474    1,771,250       310       --         (25)          (168)
Issuance of Series B Convertible
  Preferred Stock in March 1996 at $4.40
  per share, net of issuance cost........   2,650,003    11,634           --        --       --          --             --
Issuance of Series C Convertible
  Preferred Stock in November 1996 at
  $7.50 per share, net of issuance
  cost...................................   1,550,697    11,593           --        --       --          --             --
Common Stock options exercised...........          --        --      185,209        42       --          --             --
Forgiveness of notes receivable from
  shareholders...........................          --        --           --        --       --           6             --
Repurchased Common Stock.................          --        --      (66,446)       (4)      --          --             --
Issuance of Series B and C Convertible
  Preferred Stock warrants...............          --        --           --        --      353          --             --
Deferred compensation....................          --        --           --     1,278       --          --         (1,278)
Amortization of deferred compensation....          --        --           --        --       --          --            196
Net loss.................................          --        --           --        --       --          --             --
                                           ----------   -------   ----------   -------    -----        ----        -------
Balance at December 31, 1996.............   6,951,692    28,701    1,890,013     1,626      353         (19)        (1,250)
Issuance of Series C Convertible
  Preferred Stock in January 1997 at
  $7.50 per share, net of Issuance
  cost...................................      70,167       521           --        --       --          --             --
Conversion of Preferred Stock to Common
  Stock..................................  (7,021,859)  (29,222)   7,021,859    29,222       --          --             --
Issuance of common stock in connection
  with initial public offering, less
  issuance costs.........................          --        --    3,450,000    34,336       --          --             --
Issuance of common stock under stock
  option and purchase plans..............          --        --      214,757       413       --          --             --
Common Stock repurchased.................          --        --     (104,246)       (9)      --          --             --
Exercise of warrants to purchase Common
  Stock..................................          --        --       94,247       714     (329)         --             --
Issuance of warrant to purchase Common
  Stock..................................          --        --           --        --      218          --             --
Repayment of notes receivable from
  shareholders...........................          --        --           --        --       --          19             --
Deferred compensation....................          --        --           --       415       --          --           (415)
Amortization of deferred compensation....          --        --           --        --       --          --            484
Net loss.................................          --        --           --        --       --          --             --
                                           ----------   -------   ----------   -------    -----        ----        -------
Balance at December 31, 1997.............          --   $    --   12,566,630   $66,717    $ 242        $ --        $(1,181)
                                           ==========   =======   ==========   =======    =====        ====        =======


                                           ACCUMULATED
                                             DEFICIT      TOTAL
                                           -----------   --------
Issuance of Common Stock to founders,
  investors and employees at $0.025 per
  share..................................   $     --     $     15
Issuance of Common Stock to founders,
  investors and employees at $0.075 per
  share..................................         --           --
Issuance of Common Stock to founders,
  investors and employees at $0.10 per
  share..................................         --           --
Issuance of Series A Convertible
  Preferred Stock in March 1995 at $2.00
  per share, net of issuance cost........         --        5,474
Common Stock options exercised...........         --           25
Forgiveness of notes receivable from
  shareholders...........................         --           21
Deferred compensation....................         --           --
Amortization of deferred compensation....         --           56
Net loss.................................     (5,039)      (5,039)
                                            --------     --------
Balance at December 31, 1995.............     (5,039)         552
Issuance of Series B Convertible
  Preferred Stock in March 1996 at $4.40
  per share, net of issuance cost........         --       11,634
Issuance of Series C Convertible
  Preferred Stock in November 1996 at
  $7.50 per share, net of issuance
  cost...................................         --       11,593
Common Stock options exercised...........         --           42
Forgiveness of notes receivable from
  shareholders...........................         --            6
Repurchased Common Stock.................         --           (4)
Issuance of Series B and C Convertible
  Preferred Stock warrants...............         --          353
Deferred compensation....................         --           --
Amortization of deferred compensation....         --          196
Net loss.................................    (14,751)     (14,751)
                                            --------     --------
Balance at December 31, 1996.............    (19,790)       9,621
Issuance of Series C Convertible
  Preferred Stock in January 1997 at
  $7.50 per share, net of Issuance
  cost...................................         --          521
Conversion of Preferred Stock to Common
  Stock..................................         --           --
Issuance of common stock in connection
  with initial public offering, less
  issuance costs.........................         --       34,336
Issuance of common stock under stock
  option and purchase plans..............         --          413
Common Stock repurchased.................         --           (9)
Exercise of warrants to purchase Common
  Stock..................................         --          385
Issuance of warrant to purchase Common
  Stock..................................         --          218
Repayment of notes receivable from
  shareholders...........................         --           19
Deferred compensation....................         --           --
Amortization of deferred compensation....         --          484
Net loss.................................     (1,714)      (1,714)
                                            --------     --------
Balance at December 31, 1997.............   $(21,504)    $ 44,274
                                            ========     ========

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                    1995          1996          1997
                                                                  ---------    ----------    ----------
  Cash flows from operating activities:
    Net loss..................................................    $  (5,039)   $  (14,751)   $   (1,714)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation.........................................          227         1,017         2,238
         Warrant valuation....................................           --           353            --
         Stock compensation...................................           56           196           484
         Increase in allowance for doubtful accounts..........           --            78           230
         Changes in assets and liabilities:
            Accounts receivable...............................           --        (1,471)      (12,224)
            Inventory.........................................          (37)       (4,923)        1,115
            Other assets......................................         (169)         (286)       (2,275)
            Accounts payable..................................          471         1,765        10,337
            Accrued liabilities...............................          564           851         1,554
                                                                  ---------    ----------    ----------
              Net cash used in operating activities...........       (3,927)      (17,171)         (255)
                                                                  ---------    ----------    ----------
  Cash flows from investing activities:
    Purchases of short-term investments, net..................           --            --        (5,984)
    Purchases of property and equipment.......................         (589)       (2,210)       (4,730)
                                                                  ---------    ----------    ----------
       Net cash used in investing activities..................         (589)       (2,210)      (10,714)
                                                                  ---------    ----------    ----------
  Cash flows from financing activities:
    Proceeds from issuance of Convertible Preferred Stock,
       net....................................................        5,474        23,227           521
    Proceeds from initial public offering, net................           --            --        34,336
    Proceeds from issuance of Common Stock, net...............           61            44           423
    Proceeds from exercise of warrants........................           --            --           385
    Principal payments of capitalized lease obligations,
       net....................................................         (154)         (540)         (751)
    Proceeds (payments) on drawdown
       on line of credit, net.................................           --         1,076          (299)
                                                                  ---------    ----------    ----------
       Net cash provided by financing activities..............        5,381        23,807        34,615
                                                                  ---------    ----------    ----------
  Net increase in cash and cash equivalents...................          865         4,426        23,646
                                                                  ---------    ----------    ----------
  Cash and cash equivalents at beginning of period............           --           865         5,291
                                                                  ---------    ----------    ----------
  Cash and cash equivalents at end of period..................    $     865    $    5,291    $   28,937
                                                                  =========    ==========    ==========

  SUPPLEMENTAL INFORMATION:
    Cash paid during the period for interest..................    $      45    $       96    $      263
    Acquisition of property and equipment under
       capitalized lease obligations..........................        1,007           920           842

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

     The following table summarizes the revenues from customers in excess of 10% of the total revenues:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1997
                                                              ----    ----
Customers comprising 10% or more of the Company's revenues
  for the periods indicated:
     A  ....................................................   44%      7%
     B  ....................................................   33%     37%
     C  ....................................................   11%      2%
     D  ....................................................   --      16%

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

                             3DFX INTERACTIVE, INC.

  Earnings (loss) per share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are antidilutive. All prior years' data in this report have been restated to reflect the requirements of SFAS 128. SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands):

                                                  YEARS ENDED DECEMBER, 31
                                               -------------------------------
                                                1995       1996         1997
                                               -------   --------      -------
Net loss available to common shareholders
  (numerator)................................  $(5,039)  $(14,751)     $(1,714)
                                               -------   --------      -------
Weighted average shares outstanding
  (denominator for both computations)........    6,173      8,467       10,767
                                               =======   ========      =======
Basic loss per share.........................  $ (0.82)  $  (1.74)     $ (0.16)
                                               =======   ========      =======
Diluted loss per share.......................  $ (0.82)  $  (1.74)     $ (0.16)
                                               =======   ========      =======

     During the years ended December 31, 1995, 1996 and 1997, options to purchase approximately 513,250, 1,538,509 and 2,505,984 shares, respectively, were outstanding but are not included in the computation because they are antidilutive.

  Recent accounting pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is required to be adopted for fiscal years beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is required to be adopted for fiscal years beginning after December 15, 1997.

                             3DFX INTERACTIVE, INC.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                              DECEMBER 31,
                                                           ------------------
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

                                                               DECEMBER 31,
                                                             ----------------
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

     In addition, during the period ended December 31, 1997, certain employees exercised options to purchase 306,292 of Common Stock which are subject to a right of repurchase by the Company at the original share issuance price. The repurchase right lapses over a period generally ranging from two to four years. During the years ended December 31, 1996 and 1997, 16,875 and 20,391 shares, respectively, of Common Stock were repurchased.

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

                             3DFX INTERACTIVE, INC.

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

                             3DFX INTERACTIVE, INC.

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

     Information relating to stock options outstanding under the 1995 Plan, the 1997 Plan and the Directors' Plan at December 31, 1997 is as follows:

                                                   OPTIONS OUTSTANDING
                                            ----------------------------------
                                                          WEIGHTED
                                                           AVERAGE    WEIGHTED
                                                          REMAINING   AVERAGE
                                              NUMBER     CONTRACTUAL  EXERCISE
        RANGE OF EXERCISE PRICES:           OUTSTANDING     LIFE       PRICE
        -------------------------           -----------  -----------  --------
$0.20 - $0.30.............................      265,797    7.6 years  $  0.21
$0.44 - $0.75.............................      591,825    8.6 years  $  0.48
$0.90.....................................      442,796    8.9 years  $  0.90
$2.00 - $12.00............................      741,616    9.3 years  $ 11.07
$13.88 - $17.06...........................      463,950    9.9 years  $ 15.18
                                              2,505,984   8.99 years  $  6.38

                             3DFX INTERACTIVE, INC.

                                                            OPTIONS VESTED
                                                          ------------------
                                                                    WEIGHTED
                                                                    AVERAGE
                                                           NUMBER   EXERCISE
               RANGE OF EXERCISE PRICES:                   VESTED    PRICE
               -------------------------                  --------  --------
$0.20 - $0.30...........................................   139,708  $  0.21
$0.44 - $0.75...........................................   207,496  $  0.47
$0.90...................................................   107,233  $  0.90
$2.00 - $12.00..........................................    17,500  $ 11.00
$13.88 - $17.06.........................................        --  $    --
                                                           471,937  $  0.88

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

     Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by FAS 123, for awards granted under its stock option plan, the Company's net loss and net loss per share would have been:

                                          YEAR ENDED DECEMBER 31,
                                       ------------------------------
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

     Deferred tax assets related to the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
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

                             3DFX INTERACTIVE, INC.

     Future minimum lease payments under the operating and capitalized leases are as follows (in thousands):

                                                         OPERATING    CAPITALIZED
                                                          LEASES        LEASES
                                                         ---------    -----------
1998...................................................   $  848        $  841
1999...................................................      908           451
2000...................................................      934           174
2001...................................................      996            --
2002...................................................    1,027            --
Thereafter.............................................    5,011            --
                                                          ------        ------
Total minimum lease payments...........................   $9,724        $1,466
                                                          ======
Less: amount representing interest.....................                   (142)
                                                                        ------
Present value of minimum lease payments................                  1,324
Less: current portion..................................                   (778)
                                                                        ------
Noncurrent portion of capitalized lease obligations....                 $  546
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

                             3DFX INTERACTIVE, INC.

                               INDEX TO EXHIBITS

     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
     3.1*        Restated Articles of Incorporation of the Registrant.
     3.2*        Bylaws of the Registrant.
     4.1*        Specimen Common Stock Certificate.
    10.1*        Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2*        1995 Employee Stock Plan and form of Stock Option Agreement thereunder.
    10.3*        1997 Director Option Plan and form of Director Stock Option
                 Agreement thereunder.
    10.4*        1997 Employee Stock Purchase Plan and forms of agreement
                 thereunder.
    10.5*        Lease Agreement dated August 7, 1996 between Registrant and
                 South Bay/Fortan, and Tenant Estoppel Certificate dated
                 March 25, 1997 between Registrant and CarrAmerica Realty
                 Corporation for San Jose, California office.
    10.6*        Investors' Rights Agreement dated September 12, 1996,
                 Amendment No. 1 to Investors' Rights Agreement dated
                 November 25, 1996, Amendment No. 2 to Investors' Rights
                 Agreement dated December 18, 1996 and Amendment No. 3 to
                 Investors' Rights Agreement dated March 27, 1997 by and
                 among the Registrant and holders of the Registrant's Series
                 A, Series B and Series Preferred Stock.
    10.7.1***    Warrant to purchase shares of Common Stock issued to
                 Creative Labs, Inc.
    10.7.2*      Warrant to purchase shares of Series B Preferred Stock
                 issued to MMC/GATX Partnership No. 1.
    10.8*        Form of Restricted Stock Purchase Agreement between the
                 Registrant and certain shareholders.
    10.9+*       Technology Development and License Agreement dated as of
                 February 28, 1997 by and between Registrant and Sega
                 Enterprises, Ltd.
    10.10*       Master Equipment Lease Agreement dated January 1, 1996 by
                 and between the Registrant and MMC/GATX Partnership No. 1.
    10.11*       Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
    10.12.1***   Loan and Security Agreement dated August 19, 1996 by and
                 between the Registrant and Silicon Valley Bank.
    10.12.2***   Loan Modification Agreement dated as of August 18, 1997 by and between the Registrant and Silicon Valley Bank.
    10.12.3***   Second Amendment and Limited Waiver to Loan and Security
                 Agreement dated as of December 9, 1997 by and between the
                 Registrant and Silicon Valley Bank.
    10.13.1*     Change of Control Letter Agreement between the Registrant
                 and L. Gregory Ballard.
    10.13.2*     Change of Control Letter Agreement between the Registrant
                 and Karl Chicca.
    10.13.3*     Change of Control Letter Agreement between the Registrant
                 and Scott D. Sellers.
    10.13.4*     Change of Control Letter Agreement between the Registrant
                 and Gary Tarolli.
    10.13.5***   Change of Control Letter Agreement between the Registrant
                 and David Bowman.
    10.13.6***   Change of Control Letter Agreement between the Registrant
                 and Philip Cormack.
    10.14.+**    Software License and Co-marketing Agreement made as of June,
                 1997 by and between Electronic Arts, Inc. and the
                 Registrant.

     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
    10.15**      Master Equipment Lease dated July 1, 1997 by and between the
                 Registrant and Pentech Financial Services, Inc.
    10.16***     Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX.
    10.17***     Separation Agreement dated as of October 12, 1997 by and
                 between the Registrant and Gary P. Martin.
    10.18***     1997 Supplementary Stock Option Plan and Form of Stock
                 Option Agreement thereunder.
    23.1         Consent of Price Waterhouse LLP, Independent Accountants.
    24.1++       Power of Attorney (see page 43).
    27.1         Financial Data Schedule.

---------------

   + Confidential treatment has been granted for portions of these agreements.
     Omitted portions have been filed separately with the Commission.

   ++ Previously filed.

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