Form 10-Q
period 1998-03-31
3DFX INTERACTIVE INC
filed 1998-05-15
CIK 1010026

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE PERIOD ENDED MARCH 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 1998 there were 15,335,590 shares of the Registrant's Common Stock outstanding.
================================================================================

                             3DFX INTERACTIVE, INC.

                                   FORM 10-Q

                                     INDEX

                                                              PAGE
                                                              ----
Cover Page..................................................    1
Index.......................................................    2

                         PART I. FINANCIAL INFORMATION

Item 1. Financial statements
Condensed Consolidated Balance Sheets -- March 31, 1998 and
  December 31, 1997.........................................    3
Condensed Consolidated Statements of Operations -- Three
  Months Ended March 31, 1998 and March 31,1997.............    4
Condensed Consolidated Statements of Cash Flows -- Three
  Months Ended March 31, 1998 and March 31,1997.............    5
Notes to Condensed Consolidated Financial Statements........    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    9

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................   25
Item 6. Exhibits and Reports on Form 8-K....................   25
Signatures..................................................   26

ITEM 1. FINANCIAL STATEMENTS

                             3DFX INTERACTIVE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Assets:
  Cash and cash equivalents.................................  $ 62,750       $ 28,937
  Short-term investments....................................    30,351          5,984
  Accounts receivable, net..................................    37,706         13,387
  Inventory.................................................    15,635          3,845
  Other current assets......................................     1,802          2,400
                                                              --------       --------
          Total current assets..............................   148,244         54,553
  Property and equipment, net...............................     7,502          6,816
  Other assets..............................................       493            548
                                                              --------       --------
                                                              $156,239       $ 61,917
                                                              ========       ========
Liabilities and Shareholders' Equity:
  Line of credit............................................  $    486       $    777
  Accounts payable..........................................    34,405         12,573
  Accrued liabilities.......................................    13,502          2,969
  Current portion of capitalized lease obligations..........       599            778
                                                              --------       --------
          Total current liabilities.........................    48,992         17,097
                                                              --------       --------
Capitalized lease obligations, less current portion.........       421            546
                                                              --------       --------
Shareholders' equity:
  Common Stock..............................................   121,685         66,717
  Warrants..................................................       242            242
  Deferred compensation.....................................    (1,060)        (1,181)
  Accumulated deficit.......................................   (14,041)       (21,504)
                                                              --------       --------
          Total shareholders' equity........................   106,826         44,274
                                                              --------       --------
                                                              $156,239       $ 61,917
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              ----------    ------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenues....................................................   $50,008        $ 5,247
Cost of revenues............................................    25,730          2,582
                                                               -------        -------
Gross profit................................................    24,278          2,665
                                                               -------        -------
Operating expenses:
  Research and development..................................     5,826          1,953
  Selling, general and administrative.......................     9,638          1,846
                                                               -------        -------
          Total operating expenses..........................    15,464          3,799
                                                               -------        -------
Income (loss) from operations...............................     8,814         (1,134)
Interest and other income (expense), net....................       514            (27)
                                                               -------        -------
Income (loss) before income taxes...........................     9,328         (1,161)
Provision for income taxes..................................     1,866             --
                                                               -------        -------
Net income (loss)...........................................   $ 7,462        $(1,161)
                                                               =======        =======
Net income (loss) per share
  Basic.....................................................   $  0.57        $ (0.13)
                                                               =======        =======
  Diluted...................................................   $  0.50        $ (0.13)
                                                               =======        =======
Shares used in net income (loss) per share calculations
  Basic.....................................................    13,107          9,226
                                                               -------        -------
Diluted.....................................................    15,012          9,226
                                                               -------        -------

     See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  7,462    $(1,161)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation...........................................       894        385
     Stock compensation.....................................       121        121
     Increase in allowance for doubtful accounts............     1,456         50
     Changes in assets and liabilities:
       Accounts receivable..................................   (25,775)    (2,642)
       Inventory............................................   (11,790)     1,961
       Other assets.........................................       653       (575)
       Accounts payable.....................................    21,832       (842)
       Accrued liabilities..................................    10,533         99
       Deferred revenue.....................................        --        800
                                                              --------    -------
     Net cash provided by (used in) operating activities....     5,386     (1,804)
                                                              --------    -------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (24,367)        --
  Purchases of property and equipment.......................    (1,580)      (334)
                                                              --------    -------
     Net cash used in investing activities..................   (25,947)      (334)
                                                              --------    -------
Cash flows from financing activities:
  Proceeds from issuance of Convertible Preferred Stock,
     net....................................................        --        521
  Proceeds from secondary public offering, net..............    54,830         --
  Proceeds from issuance of Common Stock, net...............       139         44
  Principal payments of capitalized lease obligations,
     net....................................................      (304)      (150)
(Payments) proceeds on drawdown on line of credit, net......      (291)       573
                                                              --------    -------
     Net cash provided by financing activities..............    54,374        988
                                                              --------    -------
Net increase (decrease) in cash and cash equivalents........    33,813     (1,150)
                                                              --------    -------
Cash and cash equivalents at beginning of period............    28,937      5,291
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 62,750    $ 4,141
                                                              ========    =======
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest..................  $     58    $    63
                                                              --------    -------

     See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

     3Dfx Interactive Inc. (the "Company" or "3Dfx") was incorporated in California on August 24, 1994. The Company is engaged in the design, development and marketing of 3D media processors specifically designed for interactive electronic entertainment applications.

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Prospectus dated March 6, 1998 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-25365), as amended, and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     Three customers represented 41%, 22%, and 13% and two customers represented 59%, and 15% of the Company's revenue during the three months ended March 31, 1998 and 1997, respectively.

NOTE 2 -- PUBLIC OFFERINGS:

     In March 1998, the Company completed its secondary public offering of 2,900,000 shares of common stock at a price of $23.75 per share. Of the 2,900,000 shares offered, 2,028,140 were sold by the Company and 871,860 were sold by selling shareholders. The Company received cash of approximately $45.5 million, net of underwriting discounts and commissions and other offering costs. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. On March 23, 1998, the Company's underwriters exercised an option to purchase an additional 435,000 shares of common stock at a price of $23.75 per share to cover over-allotments. The Company received cash of approximately $9.3 million, net of underwriting discounts and commissions and other offering costs.

     In June 1997, the Company completed its initial public offering and issued 3,000,000 shares of its common stock to the public at a price of $11.00 per share. The Company received cash of approximately $30.4 million, net of underwriting discounts and commissions. Upon the closing of initial public offering, all outstanding shares of the Company's then outstanding Convertible Preferred Stock were automatically converted into shares of common stock. On July 25, 1997, the Company's underwriters exercised an option to purchase an additional 450,000 shares of common stock at a price of $11.00 per share to cover over-allotments. The Company received cash of approximately $3.9 million, net of underwriting discounts and commissions.

NOTE 3 -- DEVELOPMENT CONTRACT:

     In February 1997, the Company entered into a development and license agreement with Sega Enterprises, Ltd. ("Sega"), under which the Company is entitled to receive development contract revenues and royalties based upon a cumulative volume of units sold by Sega which include the Company's product. The Company recognized development contract revenues of $1,817,000 in the year ended December 31, 1997, of which $750,000 was recognized in the first quarter of fiscal 1997, representing a non-refundable amount due for the delivery of certain engineering designs and revenue recognized under the percentage of completion method of accounting. The Company has no further obligations to Sega with regard to the $1,817,000 of

                             3DFX INTERACTIVE, INC.

development contract revenue recognized. The Company has an outstanding receivable for $267,000 related to the Sega agreement which in light of the litigation noted below, is classified as a long-term asset. The Company did not earn any royalty revenue in the year ended December 31, 1997. Costs incurred during the period relating to this contract are included in research and development expense.

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

NOTE 4 -- RELATED PARTY TRANSACTIONS

     In April 1997, an officer of the Company resigned and subsequently founded Quantum3D, Inc., a supplier of advanced graphic subsystems based on 3Dfx technology. As of March 31, 1998, the Company has an outstanding trade receivable from Quantum3D, Inc. of approximately $290,000. The Company believes its reserves are adequate as it relates to this receivable.

NOTE 5 -- EARNINGS (LOSS) PER SHARE:

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are antidilutive. SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Net income (loss) available to common shareholders
  (numerator)...............................................  $ 7,462    $(1,161)
Weighted average common shares outstanding (denominator for
  basic computation)........................................   13,107      9,226
Effect of dilutive securities -- common stock equivalents...    1,905         --
                                                              -------    -------
Weighted average shares outstanding (denominator for diluted
  computation)..............................................   15,012      9,226
                                                              =======    =======
Basic earnings (loss) per share.............................  $  0.57    $ (0.13)
                                                              =======    =======
Diluted earnings (loss) per share...........................  $  0.50    $ (0.13)
                                                              =======    =======

     During the quarter ended March 31, 1997, options to purchase approximately 365,700 shares were outstanding but not included in the computation because they were antidilutive.

NOTE 6 -- INCOME TAXES:

     The Company recorded for the three months ended March 31, 1998 an effective tax rate of 20%. The effective tax rate is different from the statutory rate due to the utilization of federal and state net operating loss carryforwards and tax credits. No provision for income taxes was recorded in the three months ended March 31, 1997 as the Company incurred losses during such period.

                             3DFX INTERACTIVE, INC.

NOTE 7 -- COMPREHENSIVE INCOME:

     In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive income for each of the three months ended March 31, 1998 and 1997 is equal to net income.

                             3DFX INTERACTIVE, INC.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the first paragraph under "Overview" regarding anticipated revenue growth; the sentences in the second paragraph under "Overview" regarding availability of Banshee; the last sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the third paragraph under "Overview" and the first paragraph under "Results of Operations" regarding the Sega Agreement; the sentence in the fourth paragraph under "Overview" regarding availability of raw materials; the sentence in the third paragraph under "Results of Operations" regarding factors affecting gross margin; the sentences in the fourth and fifth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively, the sentence in the third paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

OVERVIEW

     The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company had no operations during the period from inception (August 24, 1994) through December 31, 1994. The Company was considered a development stage enterprise and was primarily engaged in product development and product testing until its first commercial product shipments in the third quarter of 1996. The Company has incurred net losses in every quarter since inception except the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998. The Company incurred net losses of approximately $5.0 million, $14.8 million and $1.7 million in 1995, 1996 and 1997, respectively. The Company generated net income of $7.5 million in the three months ended March 31,1998 and incurred a net loss of $1.2 million in the three months ended March 31, 1997. The Company had an accumulated deficit of $14.0 million at March 31, 1998. These net losses incurred were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

     The Company derives revenue from the sale of 3D media processors designed for use in PCs, coin-op arcade and location based entertainment ("LBE") systems. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996. The Company's second product, the Voodoo Rush chipset began commercial shipments in April 1997. The Company's third product, Voodoo2, became commercially available in the first quarter of 1998. The Company has also commenced development of Banshee, which is intended to be a high performance, full-featured single chip 3D/2D media processor for the PC markets. As a result of the Company's limited operating history and early stage of development, it has only a limited number of customers. Revenues derived from sales to Diamond Multimedia Systems, Inc. ("Diamond"), Elitetron Electronic Co., Ltd ("Elitetron") and Creative Technology, Ltd. ("Creative") accounted for approximately 41%, 22% and 13%, respectively, of revenues for the first quarter of fiscal 1998. Revenues derived from sales to Diamond and WMS Industries, Inc. ("Williams") accounted for approximately 59%and 15%, respectively of revenues for the first quarter in fiscal 1997. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company's results of operations, cash flows, or financial position.

     In February 1997, the Company and Sega entered into a Technology Development and License Agreement ("the Sega Agreement") pursuant to which the Company began developing a 3D media processor chipset for Sega's next generation home game console. During 1997, the Company recognized development contract revenues of $1.8 million under the Sega Agreement representing 4.1% and 1.4% of total revenues during the year ended December 31,1997 and the three months ended March 31, 1997, respectively. In July 1997, Sega terminated the Sega Agreement. In August 1997, the Company filed a lawsuit against Sega, and in October 1997, filed an amended complaint naming as additional defendants NEC Corporation ("NEC") and VideoLogic Group Plc ("VideoLogic"). The complaint alleges breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is currently being conducted. The Company expects to incur significant legal expenses in connection with this litigation which could have a material adverse effect on the Company's financial condition and results of operations. In addition, pursuing this litigation is likely to result in the diversion of management's attention from the day-to-day operations of the business. There can be no assurance that the litigation will be resolved in the Company's favor or that the litigation will be resolved quickly. Any prolonged litigation could have a material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome of the litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

     As part of its manufacturing strategy, the Company leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows the Company to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's wafers are currently manufactured by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to the Company's orders. The Company purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of products revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of the Company's products. The Company believes that raw materials required are readily available. The Company's products are packaged and tested by a third party subcontractor, Advanced Semiconductor Engineering Group ("ASE"). Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement.

     In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's IPO, the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. These valuations resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively), $196,000 (of which $50,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) and $121,000 (of which $48,000 and $73,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in the years ended December 31, 1997 and 1996 and the three months ended March 31, 1998, respectively, and will result in charges over the next 9 quarters aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1998 and 1997

     Revenues. Revenues from product sales are recognized upon product shipment. The Company's total product revenues were $50.0 million in the three months ended March 31, 1998, and $5.2 million in the three months ended March 31, 1997. Revenues in the three months ended March 31,1997 included $750,000 of development contract revenues earned under the Sega Agreement which was terminated by Sega in July 1997. No future revenues will be recognized under the Sega Agreement.

     Revenues in the three months ended March 31, 1998 were principally attributable to sales of the Company's Voodoo2 and Voodoo Graphics chipsets. Substantially all of the revenues in the three months ended March 31, 1997 were derived from sale of the Company's Voodoo Graphic chipset and, to a lesser extent, sale of Obsidian graphics subsystems.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components, the procurement of semiconductors and printed circuit board assemblies from the Company's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of revenues does not include expenses related to development contract revenues. Cost of revenues increased 897% from $2.6 million in the first quarter of fiscal 1997 to $25.7 million in the first quarter of fiscal 1998. Gross profit as a percentage of revenues was 51% and 49% in the first quarters of 1997 and 1998, respectively. The increase in cost of revenues resulted from the significant increase in revenues in the three months ended March 31, 1998 as compared with the same period in 1997. Given the Company's limited operating history and limited history of product shipments, the Company believes that an analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

     Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. In addition, costs associated with development contracts are included in research and development. Research and development expenses increased 198% from $2.0 million in the three months ended March 31, 1997 to $5.8 million in the three months ended March 31, 1998. The increase reflects an increase in personnel costs, common cost allocations and non-recurring engineering costs resulting from the commencement of manufacturing of the Voodoo 2 chipset and the development of the Banshee chip. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 422% from $1.8 million in the three months ended March 31, 1997 to $9.6 million in the three months ended March 31, 1998. The increase resulted primarily from the addition of personnel in sales, marketing, finance and administration as the Company expanded operations, increased commission expenses and general bad debt reserves associated with the increase in commercial sales and increased involvement in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     Interest and Other Income(Expense), Net. Interest and other income, net increased from net interest and other expense of $27,000 in the three months ended March 31, 1997 to net interest and other income of $514,000 in the three months ended March 31, 1998. The increase is related to increased earnings from investments of higher cash balances resulting from the completion of the Company's initial public offering in

June 1997 and a secondary offering in March 1998, partially offset by interest expense on outstanding equipment line of credit and capital lease balances.

     Provision For Income Taxes. The Company recorded a provision for income taxes of $1.9 million for the three months ended March 31, 1998, an effective tax rate of 20%. The Company's effective tax rate differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits. The Company recorded no provision for income taxes in the three months ended March 31, 1997 as it incurred losses during such periods.

     At December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18.5 million and $17.5 million, respectively, which expire beginning in 2010 and 2000, respectively. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of the Company's initial public offering in June 1997 resulted in an annual limitation of the Company's ability to utilize net operating losses incurred prior to that date. The annual limitation is approximately $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private placements of equity securities yielding approximately $29.4 million, through an initial public offering in June 1997 yielding approximately $34.3 million, net of underwriting fees and offering expenses and most recently through a secondary offering in March 1998 yielding approximately $54.8 million, net of underwriting fees and offering expenses. As of March 31, 1998, the Company had approximately $5.0 million of equipment line financing in place. As of March 31, 1998, the Company had approximately $93.1 million in cash, cash equivalents and short-term investments.

     Net cash provided by operating activities in the first quarter of fiscal 1998 was due primarily to net income of $7.5 million, and increases of $21.8 million and $10.5 million in accounts payable and accrued liabilities, respectively, partially offset by a $25.8 million and $11.8 million increase in inventory and accounts receivable, respectively, due to the increase in manufacturing to meet customer demand associated with the generation of revenues. Net cash used in operating activities in the first quarter of fiscal 1997 was due primarily to the net loss of $1.1 million, and a $2.6 million increase in accounts receivable offset by a $2.0 million decrease in inventory.

     Net cash used in investing activities was approximately $25.9 million and $0.3 million in the three months ended March 31, 1998 and March 31, 1997, respectively, and was due to the purchase of investments in 1998 and, in each period, to the purchase of property and equipment. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of March 31,1998, the Company had capital equipment of $11.9 million less accumulated depreciation of $4.4 million to support its research and development and administrative activities. The Company has financed approximately $2.8 million of its capital equipment from capital lease obligations through March 31, 1998. The Company has two equipment lines of credit, which provide for the purchase of up to $2.0 million and $3.0 million of property and equipment, respectively. Approximately $3.0 million is available under these equipment lines of credit. Borrowings under these lines are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% and 0.75% per annum, respectively (10.00% and 9.25%, respectively, as of March 31, 1998). The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth profitability and liquidity. The Company was in compliance with its covenants as of March 31, 1998. The lease lines of credit expire in August 1998 and December 2001, respectively. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

     Net cash provided by financing activities was approximately $54.4 million and $1.0 million in the first quarter of fiscal 1998 and fiscal 1997, respectively, due primarily to proceeds from the secondary public offering in March 1998 and the issuance of preferred stock and the proceeds on a drawdown on the line of credit in the three months ended March 31, 1997.

     The Company has a line of credit agreement with Silicon Valley Bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable plus 100% of cash and cash equivalents or $7.0 million. Borrowings under the line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 0.25% per annum. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. The line of credit was renewed in December 1997. The Company is in compliance with its covenants as of March 31, 1998. At March 31, 1998, there were no borrowings outstanding under this line of credit.

     The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and available borrowings under line of credit arrangements and other factors. The Company believes that the proceeds from its March 1998 public offering, the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through December 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Limited Operating History. The Company has a limited operating history, has been engaged primarily in research and product development and has incurred net losses in every quarter since inception except the quarters ended December 31, 1997 and March 31, 1998. The Company was a development stage company until its first commercial product shipments in the third quarter of 1996. The Company's limited operating history makes the assessment of future operating results difficult. The Company incurred net losses of approximately $5.0 million, $14.8 million and $1.7 million in 1995, 1996 and 1997, respectively. The Company generated net income of $7.5 million in the three months ended March 31, 1998 and incurred a net loss of $1.2 million in the three months ended March 31, 1997. At March 31, 1998, the Company had an accumulated deficit of $14.0 million. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. Although the Company has experienced revenue growth in recent quarterly periods, historical growth rates will not be sustained and are not indicative of future operating results. In addition, approximately 4.1% of the Company's revenues for 1997 were attributable to development contract revenues recognized under the Sega Agreement between the Company and Sega. No future revenues will be recognized under the Sega Agreement. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

     Competition. The Company's strategy of targeting the interactive electronic entertainment market across multiple platforms requires the Company to compete against different companies in several market segments, all of which are intensely competitive. The interactive electronic entertainment market is comprised of interactive games played on PCs, coin-op arcade systems and home game consoles as well as LBE.

     Within the entertainment segment of the PC market, the Company competes primarily against companies that typically have operated in the PC 2D graphics market and that now offer 3D capability as an enhancement to their 2D solutions, such as ATI Technologies, Inc., Cirrus Logic, Inc., S3 Incorporated and Trident Microsystems, Inc. Many of these competitors have introduced 3D functionality on new iterations of existing graphics chips. The Company also competes with companies that have recently entered the market with an integrated 3D/2D solution but which have not traditionally manufactured 2D solutions, such as 3Dlabs, Inc., Ltd ("3Dlabs"), Chromatic Research, Inc., nVidia Corporation and Rendition, Inc. In addition, the Company competes with NEC/Videologic which have partnered to focus exclusively on developing a 3D solution for the interactive electronic entertainment market.

     In addition to competition from companies in the entertainment segment of the PC market, the Company also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market, such as 3Dlabs, Intergraph Corporation, Real 3D, Inc. which is owned by Lockheed Martin Corp. and Intel Corporation ("Intel"), and Silicon Graphics, Inc. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. There can be no assurance that these companies will not enter the interactive electronics entertainment market or that the Company would be able to compete successfully against them if they did.

     Furthermore, a substantial number of companies including Intel have announced plans to release 3D graphics chips in 1998 that promise to provide low cost 3D functionality for PCs and workstations. Intel recently announced a single chip 2D/3D graphics accelerator. Intel has been very active in the graphics market, having previously invested in 3Dlabs and having recently signed a development agreement with 3Dlabs in late 1997 targeting the high end workstation market. In early 1998, Intel acquired Chips and Technologies, Inc. ("CHIPS") a leading graphics semiconductor supplier. To the extent that Intel's initiatives in the graphics sector are successful, it could materially adversely affect the Company's financial position and results of operations. The Company has had a relationship with Intel since November 1996, when, in conjunction with Intel's investment in the Company, 3Dfx and Intel entered into an agreement to license an early version of Glide, the Company's proprietary low level 3D API. Intel also has an option to license future versions of Glide on terms no less favorable than licenses of Glide to other third party graphics hardware manufacturers. Intel has not implemented Glide nor has it announced any intention to do so. However, because of Intel's significant market penetration, marketing power and financial resources, if Intel were to implement this early version of Glide as a standard development tool for current or future Intel 3D chipsets, it could substantially reduce or even eliminate any competitive advantages that the Company's products may have. In connection with the Company's March 1998 public offering, Intel sold all of its shares of the Company's Common Stock which it held.

     The market for interactive electronic arcade entertainment is comprised of a small number of companies, including Namco, Ltd., Sega, Taito Corporation, Ltd., Williams, and its subsidiaries Atari Corporation and Midway Games, Inc. In the coin-op arcade segments, the Company primarily faces competition from in-house divisions of the companies which currently comprise such markets. In addition, there can be no assurance that any of the companies which currently compete in the 3D PC markets, will not enter the coin-op arcade market, or if they do, that the Company will be able to compete against them successfully. The home game console segment is dominated by three companies, Nintendo Company, Ltd., Sega and Sony Corporation. As a result of the termination of the Company's contract with Sega and the related litigation, the Company currently does not participate in the home game console market.

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

     Dependence on the PC Market. For 1996 and 1997 and the three months ended March 31, 1998, 82%, 93% and 100%, respectively, of the Company's revenues were derived from products sold for use in PCs. The Company expects to continue to derive a significant portion of revenues from the sale of its products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, there can be no assurance that such growth will continue. A reduction in sales of PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates the Company's 3D media processors, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel and Microsoft Corporation. The Company could be required, as a result, to invest significant time and resources to redesign the Company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to have its products specified as standard 3D media processors for new hardware components or subassemblies designed by PC manufacturers and OEMs (a "design win"). The failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component or subassembly and would also competitively advantage the 3D media processor manufacturer that achieves such design win, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that future developments in other PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Acceptance of the Company's 3D/2D Solution for the PC Market; Dependence on Development of a Single Chip Solution. The Company's success depends upon market acceptance of its 3D media processor products as a broadly accepted standard for high performance 3D interactive electronic entertainment in PC applications. Currently, the majority of multimedia PCs incorporate only 2D graphics acceleration technology. As a result, the majority of entertainment titles currently available for play on PCs are written for 2D acceleration technology. Because of the substantial installed base of 2D acceleration technology and related game content, the Company believes that for its 3D media processor products to gain wide market acceptance, such products must also offer 2D performance comparable or superior to existing 2D technology. To address this demand, the Company works with Alliance Semiconductor Corporation, Macronix International Co., Ltd., Media Reality Technology, Inc. and Trident to offer the 3D/2D chipset branded as the Company's Voodoo Rush product. Voodoo Rush functions with a partner's companion 2D or 2D/3D accelerator within a single PCI solution. There can be no assurance, however, that the Company's 3D/2D chipset will perform the desired functions, offer significant price/performance benefits or meet the technical or other requirements of potential buyers to realize market acceptance. Further, there can be no assurance that the Company's partners will manufacture their respective 2D or 2D/3D accelerators for use in the Company's 3D/2D chipset on a timely basis and with acceptable quality, or that, if demand for the Company's products increases, such vendors will be able to accelerate production of their respective chipsets to meet demand for such increases.

     The Company's 3D media processors for use in PC applications are currently designed as a two or three chip solution. Typically, as the functionality of a given semiconductor becomes technologically stable and widely accepted by users, the cost of providing the functionality is reduced by means of large scale integration of such functionality onto a single semiconductor chip. The Company expects that such integration onto a single chip will occur with respect to the functionality provided by the Company's current products used in PC applications. Therefore, the Company's success will be largely dependent on its ability to develop products on a timely basis that integrate the Company's 3D technology along with superior performance 2D technology. The Company is currently developing Banshee, a proprietary 3D/2D single chip solution which the Company plans to have in production quantities in the third quarter of 1998. There can be no assurance that the Company will successfully complete such development on a timely basis or, if such development is completed, that the resulting single chip 3D/2D solution will perform the desired functions, offer sufficient price/performance benefits or meet the technical or other requirements of potential buyers to realize market acceptance. Furthermore, most PC OEMs have a lengthy evaluation process, and, in order for the Company's single chip product to be designed into the OEM's system, the Company must complete the development of its product to meet the deadline for the start of the OEM's evaluation cycle. If the Company is unable to complete the timely development of, and successfully manufacture and deliver, a single chip 3D/2D solution, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Management of Growth. The ability of the Company to successfully offer services and products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of March 31, 1998, the Company had grown to 168 employees from 35 employees as of December 31, 1995. If the Company's products achieve market acceptance, the Company expects that the number of its employees will increase substantially over the next 12 months. The Company's financial and management controls, reporting systems and procedures are also very limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company will be required to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully offer its services and products and implement its business plan. The Company's inability to effectively manage any future growth would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Customer Concentration. Because of the Company's limited operating history and early stage of development, it has a limited number of customers and the Company's sales are highly concentrated. Revenues derived from sales to Diamond, Elitetron and Creative accounted for approximately 41%, 22% and 13%, respectively, of revenues in the three months ended March 31, 1998 and revenues derived from sales to Diamond and Williams accounted for 59% and 15%, respectively, of revenues for the three months ended March 31, 1997. Revenues derived from sales to Diamond, Elitetron and Orchid accounted for approximately 37%, 16% and 7%, respectively, of revenues for 1997. Revenues derived from sales to Orchid, Diamond and Williams accounted for approximately 44%, 33% and 11%, respectively, of revenues for 1996. All such sales were made pursuant to purchase orders. Development contract revenues recognized under the Sega Agreement represented approximately 4.1% of revenues during 1997; no further revenues are expected under the Sega Agreement. The Company expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products or by a decline in the number of PCs, graphics boards or coin-op arcade systems sold by a single customer or by a small number of customers.

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

     Future Capital Needs; Uncertainty of Additional Funding. As the Company continues to increase the volume of commercial production of its products, it will be required to invest significant working capital in inventory and accounts receivable. The Company intends also to continue to invest heavily in research and development for its existing products and for new product development. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of development contract revenues, available borrowings under line of credit arrangements and other factors. The Company believes that the proceeds from its March 1998 public offering of common stock, as well as the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through December 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Relating to Intellectual Property. The Company relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. The Company has 2 U.S. patents granted by the U.S. Patent and Trademark Office ("PTO"), 5 U.S. patent applications pending in the PTO, 3 international patent applications pending under the Patent Cooperation Treaty, and 4 applications in process. There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In addition, in connection with the Company's litigation against Sega (see "-- Pending Litigation"), the Company was granted a preliminary injunction enjoining Sega from using or providing to any other person or entity access to the Company's confidential information and trade secrets that were provided to them in connection with the Sega Agreement. Sega has been ordered by the court to return to the Company all of the Company's confidential documents and/or information now possessed by Sega. Sega has notified the Company of its intent to appeal the Court's order. There can be no assurance that Sega will fully comply with the court order or that Sega has not used and will not use the proprietary information to its competitive advantage.

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

     Pending Litigation. On July 22, 1997, Sega terminated the Sega Agreement. The Company filed a lawsuit in California in the Superior Court for the County of Santa Clara on August 29, 1997 and filed an amended complaint on October 8, 1997. The amended complaint names as defendants, Sega and its U.S. subsidiary Sega of America, Inc., NEC and VideoLogic and includes claims for breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is currently being conducted. The Company expects to incur significant legal expenses in connection with this litigation which could have a material adverse effect on the Company's financial condition and results of operations. In addition, pursuing this litigation is likely to result in the diversion of management's attention from the day-to-day operations of the business. There can be no assurance that the litigation will be resolved in the Company's favor or that the litigation will be resolved quickly. Any prolonged litigation could have a material adverse effect on the Company's business, financial condition and results of operations. An adverse result could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 22, 1997, Sega Enterprises, Ltd. ("Sega") terminated the Technology Development and License Agreement entered into by the Company and Sega on February 28, 1997. The Company filed suit in Superior Court for the County of Santa Clara on August 29, 1997; an amended complaint was filed on October 8, 1997. The amended complaint names Sega and its U.S. subsidiary, Sega of America, Inc., NEC Corporation, and VideoLogic Group, Plc. as defendants, and includes counts alleging breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. Discovery in the case is presently under way.

ITEM 6. EXHIBITS

     (a) Exhibits
       27.1     Financial Data Schedule
                Financial Statements Schedule
                Schedule II -- Valuation and Qualifying Accounts

     (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          3DFX INTERACTIVE, INC.
                                          (Registrant)

                                          /s/ L. GREGORY BALLARD
                                          --------------------------------------
                                          L. Gregory Ballard
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ DAVID ZACARIAS
                                          --------------------------------------
                                          David Zacarias
                                          Vice President, Administration
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

Dated: May 13, 1998

                         FINANCIAL STATEMENTS SCHEDULE

                             3DFX INTERACTIVE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                          ---------------------
                                                          CHARGED TO   CHARGED
               ALLOWANCE FOR                  BEGINNING   COSTS AND    TO OTHER                ENDING
             DOUBTFUL ACCOUNTS                 BALANCE     EXPENSES    ACCOUNTS   DEDUCTIONS   BALANCE
             -----------------                ---------   ----------   --------   ----------   -------
For the three months ended March 31, 1998...    $308        $1,455        $--         $--      $1,763
For the three months ended March 31, 1997...    $ 78        $   50        $--         $--      $  128

                               INDEX TO EXHIBITS

EXHIBITS
--------
    27.1  Financial Data Schedule