Form 10-Q
period 1998-06-30
3DFX INTERACTIVE INC
filed 1998-08-13
CIK 1010026

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITI
        EXCHANGE ACT OF 1934

      for the transition period from _______ to _______

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

     Indicate by check mark whether the registrant (1) has filed all re required to be filed by Section 13 or 15(d) of the Securities Exchange 1934 during the preceding 12 months (or for such shorter period that th registrant was required to file such reports), and (2) has been subject filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 1998 there were 15,550,629 shares of the Registrant Common Stock outstanding.
=======================================================================

                             3DFX INTERACTIVE, INC.

                                   FORM 10-Q

                                     INDEX






Cover Page.......................................................
Index............................................................


                         PART I. FINANCIAL INFORMATION



Item 1. Financial statements
Condensed Consolidated Balance Sheets -- June 30, 1998 and
  December 31, 1997..............................................
Condensed Statements of Operations -- Three Months and Six Months
  Ended June 30, 1998 and June 30, 1997...........................
Condensed Consolidated Statements of Cash Flows -- Six Months
  Ended June 30, 1998 and June 30, 1997..........................
Notes to Condensed Consolidated Financial Statements.............
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations............................


                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings.........................................
Item 6. Exhibits and Reports on Form 8-K..........................
Signatures........................................................

ITEM 1. FINANCIAL STATEMENTS

                             3DFX INTERACTIVE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                  (Unaudited)

                                                      June 30,     Dece
                                                      1998         1997
                                                      -----------  ----
Assets:
  Cash and cash equivalents.........................     $85,243      $
  Short-term investments............................       8,001
  Accounts receivable, net..........................      39,914
  Inventory.........................................      27,901
  Other current assets..............................       1,992
                                                      -----------  ----
          Total current assets......................     163,051
  Property and equipment, net.......................      10,674
  Other assets......................................         438
                                                      -----------  ----
                                                        $174,163      $
                                                      ===========  ====
Liabilities and Shareholders' Equity:
  Line of credit....................................        $195
  Accounts payable..................................      45,736
  Accrued liabilities...............................      10,545
  Current portion of capitalized lease obligations..         599
                                                      -----------  ----
          Total current liabilities.................      57,075
                                                      -----------  ----
Capitalized lease obligations, less current portion.         183
                                                      -----------  ----
Shareholders' equity:
  Common Stock......................................     122,611
  Warrants..........................................         242
  Deferred compensation.............................        (939)
  Accumulated deficit...............................      (5,009)     (
                                                      -----------  ----
          Total shareholders' equity................     116,905
                                                      -----------  ----
                                                        $174,163      $
                                                      ===========  ====

     See accompanying notes to condensed consolidated financial stateme

                             3DFX INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended  Six Month
                                         ------------------- ----------
                                         June 30,  June 30,  June 30,
                                         1998      1997      1998
                                         --------- --------- ---------
Revenues................................  $58,643    $6,507  $108,651
Cost of revenues........................   30,443     3,278    56,173
                                         --------- --------- ---------
Gross profit............................   28,200     3,229    52,478
                                         --------- --------- ---------
Operating expenses:
  Research and development..............    8,308     2,397    14,134
  Selling, general and administrative...    8,041     2,521    17,679
                                         --------- --------- ---------
          Total operating expenses......   16,349     4,918    31,813
                                         --------- --------- ---------
Income (loss) from operations...........   11,851    (1,689)   20,665
Interest and other income
   (expense), net.......................    1,052       (64)    1,566
                                         --------- --------- ---------
Income (loss) before income taxes.......   12,903    (1,753)   22,231
Provision for income taxes..............    3,871        --     5,737
                                         --------- --------- ---------
Net income (loss).......................   $9,032   ($1,753)  $16,494
                                         ========= ========= =========
Net income (loss) per share
  Basic.................................    $0.59    ($0.19)    $1.16
                                         ========= ========= =========
  Diluted...............................    $0.54    ($0.19)    $1.04
                                         ========= ========= =========
Shares used in net income (loss) per
   share calculations:
  Basic.................................   15,238     9,261    14,212
                                         --------- --------- ---------
  Diluted...............................   16,763     9,261    15,909
                                         --------- --------- ---------

   See accompanying notes to condensed consolidated financial statement

                             3DFX INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Six Months
                                                                June 30
                                                          -------------
                                                          1998        1
                                                          ----------  -
                                                                      <
Cash flows from operating activities:
  Net income (loss).......................................  $16,495
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization........................    2,201
     Stock compensation...................................      242
     Increase in allowance for doubtful accounts..........    1,333
     Changes in assets and liabilities:
       Accounts receivable................................  (27,860)
       Inventory..........................................  (24,056)
       Other assets.......................................      300
       Accounts payable...................................   33,163
       Accrued liabilities................................    7,576

                                                          ----------  -
     Net cash provided by (used in) operating activities..    9,394
                                                          ----------  -
Cash flows from investing activities:
  Purchases of short-term investments.....................   (2,017)
  Purchases of property and equipment.....................   (5,841)
                                                          ----------  -
     Net cash used in investing activities................   (7,858)
                                                          ----------  -
Cash flows from financing activities:
  Proceeds from issuance of Convertible Preferred Stock,
     net..................................................      --
  Proceeds from secondary public offering, net............   54,752
  Proceeds from issuance of Common Stock, net.............    1,142
  Proceeds from exercise of warrants, net.................      --
  Principal payments of capitalized lease obligations,
     net..................................................     (542)
  (Payments) proceeds on drawdown on line of credit, net..     (582)
                                                          ----------  -
     Net cash provided by financing activities............   54,770
                                                          ----------  -
Net increase (decrease) in cash and cash equivalents......   56,306

Cash and cash equivalents at beginning of period..........   28,937
                                                          ----------  -
Cash and cash equivalents at end of period................  $85,243
                                                          ==========  =
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest................      $96
                                                          ==========  =

     See accompanying notes to condensed consolidated financial stateme

                             3DFX INTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company and Its Significant Accounting Policies:

3Dfx Interactive Inc. (the "Company" or "3Dfx") was incorporated in California on August 24, 1994. The Company is engaged in the design, development, marketing and support of 3D media processors, subsystems a API software for the interactive electronic entertainment market.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying note included in the Company's Prospectus dated March 6, 1998 filed as part a Registration Statement on Form S-1 (Reg. No. 333-25365), as amended, and the Company's Annual Report on Form 10-K, as amended, for the fisca year ended December 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the quarter ended June 30, 19 are not necessarily indicative of the results to be expected for the fu year.

Two customers represented 42% and 22% and three customers represented 43%, 18% and 13% of the Company's revenue during the second quarter an first half of 1998, respectively. Four customers represented 38%, 16%, 14% and 13% and three customers represented 47%, 10% and 10% of the Company's revenue during the second quarter and first half of 1997, respectively.

Note 2 - Public Offerings:

In March 1998, the Company completed a public offering of 2,900,000 shares of common stock at a price of $23.75 per share. Of the 2,900,00 shares offered, 2,028,140 were sold by the Company and 871,860 were sol by selling shareholders. The Company received cash of approximately $45 million, net of underwriting discounts and commissions and other offeri costs. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. On March 23, 1998, the Company's underwriters exercised an option to purchase an additional 435,000 shar of common stock at a price of $23.75 per share to cover over-allotments The Company received cash of approximately $9.3 million, net of underwriting discounts and commissions and other offering costs.

In June 1997, the Company completed its initial public offering and issued 3,000,000 shares of its common stock to the public at a price of $11.00 per share. The Company received cash of approximately $30.4 million, net of underwriting discounts and commissions. Upon the closi of initial public offering, all outstanding shares of the Company's the outstanding Convertible Preferred Stock were automatically converted in shares of common stock. On July 25, 1997, the Company's underwriters exercised an option to purchase an additional 450,000 shares of common stock at a price of $11.00 per share to cover over-allotments. The Company received cash of approximately $3.9 million, net of underwritin discounts and commissions.

Note 3 - Development Contract:

In February 1997, the Company entered into a development and license agreement with Sega Enterprises, Ltd. ("Sega"), under which the Company is entitled to receive development contract revenues and royalties base upon a cumulative volume of units sold by Sega which include the Company's product. The Company recognized development contract revenues of $1.8 million in the year ended December 31, 1997. The Company has n further obligations to Sega with regard to the $1.8 million of development contract revenue recognized. The Company has an outstanding receivable for $267,000 related to the Sega agreement which, in light o the litigation noted below, is classified as a long-term asset as of December 31, 1997 and June 30, 1998. The Company did not earn any royal revenue in the year ended December 31, 1997. Costs incurred during the relating to this contract are included in research and development expe

In July 1997, Sega terminated the development and license agreement with the Company. In August 1997, the Company filed a lawsuit against Sega alleging breach of contract, interference with the contract, misrepresentation, unfair competition and threatened misappropriation o trade secrets. In July 1998, the parties to the litigation participated in a court-ordered mediation and reached an agreement in principle to settle the lawsuit. The settlement is expected to be finalized in the third quarter of fiscal 1998. No future revenues will be recognized under the Sega agreement.





















Note 4 - Earnings (Loss) per Share:

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Shar (SFAS 128). Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods Diluted earnings (loss) per share is computed using the weighted averag number of common and potentially dilutive common shares during the periods, except those that are antidilutive. SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per sha data):


                                          Three Months Ended  Six Month
                                         ------------------- ----------
                                         June 30,  June 30,  June 30,
                                         1998      1997      1998
                                         --------- --------- ---------
Net income (loss) available to common
  shareholders (numerator)..............   $9,032   ($1,753)  $16,494
Weighted average common shares
  outstanding (denominator for basic
  computation)..........................   15,238     9,261    14,212
Effect of dilutive securities --
  common stock equivalents..............    1,525        --     1,697
                                         --------- --------- ---------
Weighted average shares outstanding
  (denominator for diluted computation).   16,763     9,261    15,909
                                         ========= ========= =========
Basic earnings (loss) per share.........    $0.59    ($0.19)    $1.16
                                         ========= ========= =========
Diluted earnings (loss) per share.......    $0.54    ($0.19)    $1.04
                                         ========= ========= =========

During the three and six months ended June 30, 1998, options to purchas approximately 762,750 and 672,750 shares, respectively were outstanding but not included in the computation because they were antidilutive.

Note 5 - Income Taxes:

The Company recorded for the three months and the six months ended
June 30, 1998 an effective tax rate of 30% and 26%, respectively. The effective tax rate is different from the statutory rate due to the utilization of federal and state net operating loss carryforwards and t credits. No provision for income taxes was recorded in the three month and the six months ended June 30, 1997 as the Company incurred losses during such period.

Note 6 - Comprehensive Income:

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investin and hedging activities, and other transactions. Comprehensive income fo each of the three and six months ended June 30, 1998 and 1997 was equal to net income.

                            3DFX INTERACTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition a Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the first paragraph under "Overview" regarding anticipated revenue growth; the sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in t third paragraph under "Overview" regarding the Sega Agreement; the sentence in the fourth paragraph under "Overview" regarding availabilit of raw materials; the sentences in the third and eleventh paragraphs under "Results of Operations" regarding factors affecting gross margin; the sentences in the fourth, fifth twelfth and thirteenth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively the sentenc in the third paragraph under "Liquidity and Capital Resources" regardin capital expenditures; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capita requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on curre expectations and entail various risks and uncertainties that could caus actual results to differ materially from those projected in the forward looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

Overview

The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company had no operations during the period from inception (August 24, 1994) through December 31, 1994. The Company was considered a development stage enterprise and was primarily engaged in product development and product testing until its first commercial product shipments in the third quart of 1996. The Company has incurred net losses in every quarter since inception until the fourth quarter of fiscal 1997, the first quarter of fiscal 1998, and the second quarter of fiscal 1998. The Company incurre net losses of approximately $5.0 million, $14.8 million and $1.7 millio in 1995, 1996 and 1997, respectively. The Company generated net income $16.5 million in the six months ended June 30,1998 and incurred a net loss of $2.9 million in the six months ended June 30, 1997. The Compa had an accumulated deficit of $5.0 million at June 30, 1998. These net losses incurred were attributable to the lack of substantial revenue an continuing significant costs incurred in the research, development and testing of the Company's products. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

The Company derives revenue from the sale of 3D media processors designed for use in PCs and coin-op arcade systems. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996. The Company's second product, the Voodoo Rush chipset began commercial shipments in April 1997. The Company's third product, Voodoo2, became commercially available in the first quarter of 1998. In June 1998, the Company introduced Voodoo Banshee, which is a high performance, full-featured single chip 3D/2D media processor for the PC and coin-op arcade markets. As a result of t Company's limited operating history and early stage of development, it has only a limited number of customers. Revenues derived from sales to Diamond Multimedia Systems, Inc. ("Diamond"), and Creative Technology, Ltd. ("Creative") accounted for approximately 42% and 22% of revenues f the quarter ended June 30, 1998. Revenues derived for Diamond, Creative and Elitetron Electronic Co., Ltd ("Elitetron") accounted for approximately 43%, 18% and 13%, respectively, of revenues for the first half of fiscal 1998. Revenues derived from sales to Diamond, Hercules Computer Technology, Inc., Orchid Technology and Elitetron accounted fo approximately 38%, 16%, 14% and 13%, respectively of revenues for the quarter ended June 30, 1997. Revenues derived from sales to Diamond, Elitetron, Orchid Technology and WMS Industries, Inc. ("Williams") accounted for approximately 47%, 10%, 10% and 10%, respectively of revenues for the first half of fiscal 1997. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company' results of operations, cash flows, or financial position.

In February 1997, the Company and Sega entered into a Technology Development and License Agreement ("the Sega Agreement") pursuant to which the Company began developing a 3D media processor chipset for Sega's next generation home game console. During 1997, the Company recognized development contract revenues of $1.8 million under the Sega Agreement representing 15% and 4% of total revenues during the six months ended June 30, 1997 and the year ended December 31,1997, respectively. Of the $1.8 million, approximately $1.1 million was recognized in the quarter ended June 30, 1997, representing 16% of tota revenues for the second quarter in 1997. In July 1997, Sega terminated the Sega Agreement. In August 1997, the Company filed a lawsuit against Sega, and in October 1997, filed an amended complaint naming as additional defendants NEC Corporation ("NEC") and VideoLogic Group Plc ("VideoLogic"). The complaint alleges breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. In July 1998, the parties to the litigation participated in a court-ordered mediation and reached an agreement in principle to settle the lawsuit. The Company expects that the settlement will be finalized in September 1998.

As part of its manufacturing strategy, the Company leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows the Company to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafe fabrication facility and related operations. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's wafer are currently manufactured by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company provides TSMC with a rolling six month forecast of its supply needs and TSMC builds t the Company's orders. The Company purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of products revenues once products are sold. TSMC is responsible f procurement of raw materials used in the production of the Company's products. The Company believes that raw materials required are readily available. The Company's products are packaged and tested by a third party subcontractor, Advanced Semiconductor Engineering Group ("ASE"). Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement.

In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's IPO the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise pri at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period o the applicable options. These valuations resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrati expenses, respectively), $196,000 (of which $50,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) and $242,000 (of which $96,000 a $146,000 were recorded in research and development expenses and selling general and administrative expenses, respectively) in the years ended December 31, 1997 and 1996 and the six months ended June 30, 1998, respectively, and will result in charges over the next 8 quarters aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

Results of Operations

Three Months Ended June 30, 1998 and 1997

Revenues.  Revenues are recognized upon product shipment. The
Company's total revenues were $58.6 million in the three months ended June 30, 1998, and $6.5 million in the three months ended June 30, 1997 Revenues in the three months ended June 30,1997 included $1.1 million o development contract revenues earned under the Sega Agreement which was terminated by Sega in July 1997. No future revenues will be recognized under the Sega Agreement.

Revenues in the three months ended June 30, 1998 were principally attributable to sales of the Company's Voodoo2 and Voodoo Graphics chipsets. Substantially all of the revenues in the three months ended June 30, 1997 were derived from sale of the Company's Voodoo Graphics a Voodoo Rush chipsets.

Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from t Company's contract manufacturers, labor and overhead associated with su procurement and warehousing, shipping and warranty costs. Cost of revenues does not include expenses related to development contract revenues. Cost of revenues increased 829% from $3.3 million in the seco quarter of fiscal 1997 to $30.4 million in the second quarter of fiscal 1998. Gross profit as a percentage of revenues was 50% and 48% in the second quarters of 1997 and 1998, respectively. The increase in cost of revenues resulted from the significant increase in revenues in the thre months ended June 30, 1998 as compared with the same period in 1997. Given the Company's limited operating history and limited history of product shipments, the Company believes that an analysis of gross profi as a percentage of total revenues is not meaningful. The Company's futu gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product developme and engineering costs paid to the Company's foundries in connection wit manufacturing start-up of new products. In addition, costs associated with development contracts are included in research and development. Research and development expenses increased 247% from $2.4 million in t three months ended June 30, 1997 to $8.3 million in the three months ended June 30, 1998. The increase reflects an increase in personnel costs, common cost allocations and non-recurring engineering costs resulting from the development of Voodoo Banshee. The Company expects t continue to make substantial investments in research and development an anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 219% from $2.5 million in the three months ended June 30, 1997 to $8.0 million in the three months ended Ju 30, 1998. The increase resulted from the addition of personnel in sales marketing, finance and administration as the Company expanded operation increased commission expenses associated with increased commercial sale and increased involvement in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses a percentage of total revenues will fluctuate.

Interest and Other Income(Expense), Net. Interest and other income, net increased from net interest and other expense of $64,000 in the thr months ended June 30, 1997 to net interest and other income of $1.1 million in the three months ended June 30, 1998. The increase is relate to increased earnings from higher cash balances resulting from the completion of the Company's initial public offering in June 1997 and a public offering in March 1998, partially offset by interest expense on the outstanding equipment line of credit and capital lease balances.

Provision For Income Taxes. The Company recorded a provision for income taxes of $3.9 million for the three months ended June 30, 1998, effective tax rate of 30%. The Company's effective tax rate differs fro the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits.The Company recorded no provision f income taxes in the three months ended June 30, 1997 as it incurred losses during such period.

At December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18.5 millio and $17.5 million, respectively, which expire beginning in 2010 and 200 respectively. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in th Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of the Company's initial public offering in June 1997 result in an annual limitation of the Company's ability to utilize net operati losses incurred prior to that date. The annual limitation is approximately $5.4 million, all of which will be utilized in fiscal 199

Six Months Ended June 30, 1998 and 1997

Revenues. The Company's total revenues increased 824% to $108.7 million in the six months ended June 30, 1998 from $11.8 million in the six months ended June 30, 1997. Revenues in the six months ended June 30,1997 included $1.8 million of development contract revenues earned under the Sega Agreement which was terminated by Sega in July 1997. No future revenues will be recognized under the Sega Agreement.

Revenues in the six months ended June 30, 1998 were principally attributable to sales of the Company's Voodoo2 and Voodoo Graphics chipsets. Substantially all of the revenues in the six months ended Ju 30, 1997 were derived from sale of the Company's Voodoo Graphics and Voodoo Rush chipsets.

Gross Profit. Cost of revenues increased 859% from $5.9 million in the six months ended June 30, 1997 to $56.2 million in the six months ended June 30, 1998. Gross profit as a percentage of revenues was 50% and 48% in the six months ended June 30, 1997 and 1998, respectively. The increase in cost of revenues resulted from the significant increase in revenues in the six months ended June 30, 1998 as compared with the sam period in 1997. Given the Company's limited operating history and limit history of product shipments, the Company believes that an analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

Research and Development. Research and development expenses increased 225% from $4.4 million in the six months ended June 30, 1997 to $14.1 million in the six months ended June 30, 1998. The increase reflects an increase in personnel costs, common cost allocations and non-recurring engineering costs resulting from the commencement of commercial sales o the Voodoo2 chipset and the development of Voodoo Banshee. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses increased 305% from $4.4 million in the six months ended June 30, 1997 to $17.7 million in the six months ended Jun 30, 1998. The increase resulted from the addition of personnel in sales marketing, finance and administration as the Company expanded operation increased commission expenses associated with increased commercial sale and increased involvement in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses a percentage of total revenues will fluctuate.

Interest and Other Income(Expense), Net. Interest and other income, net increased from net interest and other expense of $91,000 in the six months ended June 30, 1997 to net interest and other income of $1.6 million in the six months ended June 30, 1998. The increase is related increased earnings from higher cash balances resulting from the completion of the Company's initial public offering in June 1997 and a public offering in March 1998, partially offset by interest expense on outstanding equipment line of credit and capital lease balances.

Provision For Income Taxes. The Company recorded a provision for income taxes of $5.7 million for the six months ended June 30, 1998, an effective tax rate of 26%. The Company's effective tax rate differs fro the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits.The Company recorded no provision f income taxes in the six months ended June 30, 1997 as it incurred losse during such period.


Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements of equity securities yielding approximately $29.4 million, through an initial public offering in June 1997 yielding approximately $34.3 million, net of underwriting fees and offering expenses and most recently through a public offering in March 1998 yielding approximately $54.8 million, net of underwriting fees and offering expenses. As of June 30, 1998, the Company had approximately $3.0 million of equipment line financing available. As of June 30, 1998 the Company had approximately $93.2 million in cash, cash equivalents a short-term investments.

Net cash provided by operating activities in the first half of fiscal 1998 was due primarily to net income of $16.5 million, and increases of $33.2 million and $7.6 million in accounts payable and accrued liabilities, respectively, partially offset by a $24.0 million and $27 million increase in inventory and accounts receivable, respectively, du to the increase in manufacturing to meet customer demand associated wit the generation of revenues. Net cash used in operating activities in th first half of fiscal 1997 was due primarily to the net loss of $2.9 million, and a $3.8 million increase in accounts receivable offset by a $2.9 million decrease in inventory.

Net cash used in investing activities was approximately $7.9 million and $1.5 million in the six months ended June 30, 1998 and June 30, 199 respectively, and was due to the purchase of investments in 1998 and, i each period, to the purchase of property and equipment. The Company doe not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of Ju 30, 1998, the Company had capital equipment of $16.1 million less accumulated depreciation of $5.5 million to support its research and development, operations and administrative activities. The Company has financed approximately $2.4 million of its capital equipment from capit lease obligations through June 30, 1998. The Company has two equipment lines of credit, which provide for the purchase of up to $2.0 million a $3.0 million of property and equipment, respectively. Approximately $3. million is available under these equipment lines of credit. Borrowings under these lines are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% and 0.75% per annum, respectively (10.0% and 9.25%, respectively, as of June 30, 1998). The agreement requires that the Company maintain certain financial ratios a levels of tangible net worth profitability and liquidity. The Company w in compliance with its covenants as of June 30, 1998. The lease lines o credit expire in August 1998 and December 2001, respectively. The Compa expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

Net cash provided by financing activities was approximately $55 million and $31 million in the first half of fiscal 1998 and fiscal 199 respectively, due primarily to proceeds from the public offering in March 1998 and to proceeds from the initial public offering in June 1997 and the issuance of preferred stock in the six months ended June 3 1997.

The Company has a line of credit agreement with Silicon Valley Bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable plus 100% of cash and cash equivalents or $7.0 million. Borrowings under the line are secured by a of the Company's owned assets and bear interest at the bank's prime rat plus 0.25% per annum. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitabilit and liquidity. The line of credit was renewed in December 1997. The Company is in compliance with its covenants as of June 30, 1998. At Jun 30, 1998, there were no borrowings outstanding under this line of credi

The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and ne products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and available borrowings under line of credit arrangements and other factors. The Company believ that the proceeds, if any, from its March 1998 public offering, the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through December 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequa to support its operations is a forward- looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Compa may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, i available, may involve restrictive covenants. Strategic arrangements, i necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a materi adverse effect on the Company's business, financial condition and resul of operations.


Factors Affecting Operating Results

Potential Fluctuations in Quarterly Results. The Company's quarterly and annual results of operations have in the past varied significantly and are expected to vary significantly in the future as a result of a variety of factors that could materially adversely affect revenues, gro profit and income from operations. These factors include, among others, demand and market acceptance for the Company's products; changes in the relative volume of sales of the Company's various products; changes in the relative volume of sales to the Company's various direct and indire customers; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; unanticipated delays or problems experienced by the Company's product development partners; market acceptance of the products of the Company's customers; an adverse effect on consumers' attraction to the Company's acceleratio technology in the retail channel; new product announcements or product introductions by the Company's competitors; the Company's ability to introduce on a timely basis new products in accordance with OEM design requirements and design cycles; the ability of the Company's products t perform favorably relative to competitive benchmarks; changes in the timing of product orders due to unexpected delays in the introduction o products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; expenditures in connection with enforcing contractual and other rights, including the cost of litigation in connection therewith; fluctuations in manufacturi capacity; competitive pressures resulting in lower average selling prices; the volume of orders that are received and can be fulfilled in quarter; the rescheduling or cancellation of customer orders; supply constraints for the other components incorporated into its customers' products; the unanticipated loss of any strategic relationship; seasona fluctuations associated with the tendency of PC sales to increase in th second half of each calendar year; the level of expenditures for resear and development and sales, general and administrative functions of the Company; costs associated with protecting the Company's intellectual property; and foreign exchange rate fluctuations. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profitability. Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly results of operations. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. Finally, t Company's results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of the Common Stock could be materially adversely affected

Limited Operating History. The Company has a limited operating history, has been engaged primarily in research and product development and has incurred net losses in every quarter since inception except the quarters ended December 31, 1997, March 31 and June 30, 1998. The Compa was a development stage company until its first commercial product shipments in the third quarter of 1996. The Company's limited operating history makes the assessment of future operating results difficult. The Company incurred net losses of approximately $5.0 million, $14.8 millio and $1.7 million in 1995, 1996 and 1997, respectively. The Company generated net income of $16.5 million in the six months ended June 30, 1998 and incurred a net loss of $2.9 million in the six months ended Ju 30, 1997. At June 30, 1998, the Company had an accumulated deficit of $5.0 million. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. Although t Company has experienced revenue growth in recent quarterly periods, historical growth rates will not be sustained and are not indicative of future operating results. In addition, approximately 4% of the Company' revenues for 1997 were attributable to development contract revenues recognized under the Sega Agreement between the Company and Sega. No future revenues will be recognized under the Sega Agreement. There can no assurance that significant revenues or profitability will be sustain or increased on a quarterly or annual basis in the future.

Competition. The Company's strategy of targeting the interactive electronic entertainment market across multiple platforms requires the Company to compete against different companies in several market segments, all of which are intensely competitive. The interactive electronic entertainment market is comprised of interactive games playe on PCs, coin-op arcade systems and home game consoles as well as locati based entertainment ("LBE").

Within the entertainment segment of the PC market, the Company competes primarily against companies that typically have operated in th PC 2D graphics market and that now offer 3D capability as an enhancemen to their 2D solutions, such as ATI Technologies, Inc., Cirrus Logic, Inc., S3 Incorporated and Trident Microsystems, Inc. Many of these competitors have introduced 3D functionality on new iterations of existing graphics chips. The Company also competes with companies that have recently entered the market with an integrated 3D/2D solution but which have not traditionally manufactured 2D solutions, such as 3Dlabs, Inc., Ltd ("3Dlabs"), Chromatic Research, Inc., nVidia Corporation and Micron Technology, Inc. In addition, the Company competes with NEC/Videologic which have partnered to focus exclusively on developing 3D solution for the interactive electronic entertainment market.

In addition to competition from companies in the entertainment segment of the PC market, the Company also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market, such as 3Dlabs, Intergraph Corporation, Real 3D, Inc., which is owned by Lockheed Martin Corp. and Intel Corporation ("Intel"), and Silicon Graphics, Inc. These companies are developing lower cost versio of their 3D technology to bring workstation-like 3D graphics to mainstream applications. There can be no assurance that these companies will not enter the interactive electronics entertainment market or that the Company would be able to compete successfully against them if they did.

Furthermore, a substantial number of companies, including Intel, have released or announced plans to release 3D graphics chips in 1998 that promise to provide low cost 3D functionality for PCs and workstations. Intel recently announced a single chip 2D/3D graphics accelerator. Inte has been very active in the graphics market, having previously invested in 3Dlabs and having recently signed a development agreement with 3Dlab in late 1997 targeting the high end workstation market. In early 1998, Intel acquired Chips and Technologies, Inc. ("CHIPS") a leading graphic semiconductor supplier. To the extent that Intel's initiatives in the graphics sector are successful, it could materially adversely affect th Company's financial position and results of operations. The Company has had a relationship with Intel since November 1996, when, in conjunction with Intel's investment in the Company, the Company and Intel entered into an agreement to license an early version of Glide, the Company's proprietary low level 3D API. Intel also has an option to license futur versions of Glide on terms no less favorable than licenses of Glide to other third party graphics hardware manufacturers. Intel has not implemented Glide nor has it announced any intention to do so. However, because of Intel's significant market penetration, marketing power and financial resources, if Intel were to implement this early version of Glide as a standard development tool for current or future Intel 3D chipsets, it could substantially reduce or even eliminate any competiti advantages that the Company's products may have. In connection with th Company's March 1998 public offering, Intel sold all of its shares of t Company's Common Stock which it held.

The market for interactive electronic arcade entertainment is comprised of a small number of companies, including Acclaim Entertainment, Inc., Namco, Ltd., Sega, Taito Corporation, Ltd., Williams, and its subsidiaries Atari Corporation and Midway Games, Inc. In the coin-op arcade segments, the Company primarily faces competition from in-house divisions of the companies which currently comprise such markets. In addition, there can be no assurance that any of the compani which currently compete in the 3D PC markets, will not enter the coin-o arcade market, or if they do, that the Company will be able to compete against them successfully. The home game console segment is dominated b three companies, Nintendo Company, Ltd., Sega and Sony Corporation. As result of the termination of the Company's contract with Sega and the related litigation, the Company currently does not participate in the home game console market.

The Company expects competition to increase in the future from existing competitors and from new market entrants with products that ma be less costly than the Company's 3D media processors or provide better performance or additional features not currently provided by the Compan The Company believes that the principal competitive factors for 3D graphics solutions are product performance, conformity to industry standard APIs, software support, access to customers and distribution channels, manufacturing capabilities and price. The Company seeks to us strategic relationships to augment its capabilities, but there can be n assurance that the benefits of these relationships will be realized or sufficient to overcome the entrenched positions of the Company's larges competitors as incumbent suppliers to the large PC OEMs. Regardless of the relative qualities of the Company's products, the market power, product breadth and customer relationships of its larger competitors, including Intel, can be expected to provide such competitors with substantial competitive advantages. The Company does not seek to compet on the basis of price alone.

Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of the Company's principal competito offer a single vendor solution, since they maintain their own semiconductor foundries and may therefore benefit from certain capacity cost and technical advantages. The Company's ability to compete successfully in the rapidly evolving market for 3D interactive electron entertainment will depend upon certain factors, many of which are beyon the Company's control, including, but not limited to, success in designing and subcontracting the manufacture of new products; implementing new technologies; access to adequate sources of raw materials and foundry capacity; the price, quality and timing of new product introductions by the Company and its competitors; the emergence of new multimedia and PC standards; the widespread development of 3D applications by independent software vendors ("ISVs"); the ability of t Company to protect its intellectual property; market acceptance of the Company's 3D solution and API; success of the competitors' products; an industry and general economic conditions. There can be no assurance tha the Company will be able to compete successfully in the emerging 3D interactive electronic entertainment market.

Dependence on Emerging 3D Interactive Electronic Entertainment Market. The market for 3D interactive electronic entertainment for use in PCs, coin-op arcade systems and home game consoles has only recently begun t emerge. The Company's ability to achieve sustained revenue growth and profitability in the future will depend to a large extent upon the dema for 3D multimedia functionality in PCs, coin-op arcade systems and home game consoles. There can be no assurance that the market for 3D interactive electronic entertainment will continue to develop or grow a a rate sufficient to support the Company's business. If the market for interactive electronic entertainment fails to develop, or develops more slowly than expected, or if the Company's products do not achieve marke acceptance, even if such market does develop, the Company's business, financial condition and results of operations could be materially adversely affected. Demand for the Company's products is also dependent upon the widespread development of 3D interactive electronic entertainment applications by ISVs, the success of the Company's customers in effectively implementing the Company's technology and developing a market for the Company's products and the willingness of e users to pay for full function 3D capabilities in PCs, coin-op arcade systems and home game consoles.

Dependence on the PC Market. For 1996 and 1997 and the six months ended June 30, 1998, 82%, 93% and 100%, respectively, of the Company's revenues were derived from products sold for use in PCs. The Company expects to primarily derive its revenues from the sale of its products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices ov the life of a specific product. Although the PC market has grown substantially in recent years, there can be no assurance that such grow will continue. A reduction in sales of PCs, or a reduction in the growt rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the dema for PCs generally, or for a particular product that incorporates the Company's 3D media processors, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardwa manufacturers and software developers, including Intel and Microsoft Corporation. The Company could be required, as a result, to invest significant time and resources to redesign the Company's products to ensure compliance with relevant standards. If the Company's products ar not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to have its produc specified as standard 3D media processors for new hardware components o subassemblies designed by PC manufacturers and OEMs (a "design win"). T failure to achieve any such design win would result in the loss of any potential sales volume that could be generated by such newly designed hardware component or subassembly and would also competitively advantag the 3D media processor manufacturer that achieves such design win, eith of which could have a material adverse effect on the Company's business financial condition and results of operations. To the extent that futur developments in other PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which cou have a material adverse effect on the Company's business, financial condition and results of operations.

In July 1997, the Company learned from Sega that Sega will not use the Company's chipset for the next generation Sega home game console. As a result, the Company currently has no arrangements for developing, marketing and selling a product for the home game console market. There can be no assurance that the Company will be able to find a strategic partner that will produce a home game console incorporating a chipset developed by the Company. The failure to access the home game console market may limit the Company's ability to diversify its product offerin and will have the effect of increasing the Company's dependency on the market. See "- Pending Litigation."

Dependence on Retail Distribution Channel. The Company's products are distributed primarily in the retail distribution channel through graphi board manufacturers which in turn sell to consumers. Accordingly, the Company is dependent upon these graphics board manufacturers to assist promoting market acceptance of its products. The graphics board manufacturers which purchase the Company's products are generally not committed to make future purchases of the Company's products and therefore could discontinue incorporating the Company's products into their graphics boards in favor of a competitor's product, or for any other reason. Because the Company sells a significant portion of its products to such graphics board manufacturers, it is difficult to ascertain current demand for existing products and anticipated demand f newly introduced products, regardless of any such manufacturers' level inventory for the Company's products. Such manufacturers have in the pa been subject to product allocation by the Company. As a result, such manufacturers may overstate their needs for the Company's products in order to ensure an adequate supply. In addition, such manufacturers cou overestimate consumer demand for their graphics boards. In either case, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, initial orders for a new product may be caused by the interest of graphics board manufacture in integrating the latest accelerator product for potential future sale to consumers. As a result, initial orders for a new product, such as Voodoo2 or Voodoo Banshee, may not be indicative of long-term consumer demand. In addition, the Company is dependent upon the continued viability and financial stability of these graphics board manufacturers some of which are small organizations with limited capital. The Company believes that its future growth and success will continue to depend in large part upon its sales into the retail channel through graphics boar manufacturers. Accordingly, if a significant number of graphics board manufacturers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for the Company's products, the Company's business, financial condition and results of operations could be materially adversely affected.

Acceptance of the Company's 3D/2D Solution for the PC Market; Dependence on Development of a Single Chip Solution. The Company's success depends upon market acceptance of its 3D media processor produc as a broadly accepted standard for high performance 3D interactive electronic entertainment in PC applications. Currently, the majority of multimedia PCs incorporate only 2D graphics acceleration technology. As result, the majority of entertainment titles currently available for pl on PCs are written for 2D acceleration technology. Because of the substantial installed base of 2D acceleration technology and related ga content, the Company believes that for its 3D media processor products gain wide market acceptance, such products must also offer 2D performan comparable or superior to existing 2D technology. The Company's 3D med processors for use in PC applications are currently designed as a two o three chip solution. Typically, as the functionality of a given semiconductor becomes technologically stable and widely accepted by users, the cost of providing the functionality is reduced by means of large scale integration of such functionality onto a single semiconduct chip. The Company expects that such integration onto a single chip will occur with respect to the functionality provided by the Company's curre products used in PC applications. Therefore, the Company's success will be largely dependent on its ability to develop products on a timely bas that integrate the Company's 3D technology along with superior performance 2D technology. In June 1998, the Company introduced Voodoo Banshee, a proprietary 3D/2D single chip solution. There can be no assurance that Voodoo Banshee will perform the desired functions, offer sufficient price/performance benefits or meet the technical or other requirements of potential buyers to realize market acceptance. The mark for PC media processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance. Such market acceptance has often been followed by intense competition between alternative solutions. Any competitive, technological or other factor adversely affecting the introduction or sales of Voodoo Banshee for PC applications would have a material adverse effect on the Company business, financial condition and results of operations. Even if Voodoo Banshee does gain initial market acceptance, competitors are likely to introduce products with comparable price and performance characteristic This competition may reduce future market acceptance for the Company's product and result in decreasing sales and lower gross margins. The failure of Voodoo Banshee to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth. The ability of the Company to successfully offer services and products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational an financial resources. As of June 30, 1998, the Company had grown to 209 employees from 35 employees as of December 31, 1995. If the Company's newer products achieve market acceptance, the Company expects that the number of its employees will increase substantially over the next 12 months. The Company's financial and management controls, reporting systems and procedures are also very limited. Although some new control systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operation Further, the Company will be required to manage multiple relationships with various customers and other third parties. There can be no assuran that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will able to achieve the rapid execution necessary to successfully offer its services and products and implement its business plan. The Company's inability to effectively manage any future growth would have a material adverse effect on the Company's business, financial condition and resul of operations.

Dependence on Third Party Developers and Publishers. The Company believes that the availability of a sufficient number of high quality, commercially successful software entertainment titles and applications will be a significant competitive factor in the sales of multimedia hardware for the interactive electronic entertainment market. The Compa depends on third party software developers and publishers to create, produce and market software titles that will operate with the Company's 3D media processor products. Only a limited number of software develope are capable of creating high quality entertainment software. Competitio for these resources is intense and is expected to increase. There can b no assurance that the Company will be able to attract the number and quality of software developers and publishers necessary to develop a sufficient number of high quality, commercially successful software titles compatible with the Company's 3D media processor products. Further, there can be no assurance that these third parties will publis a substantial number of software entertainment titles or, if software entertainment titles are available, that they will be of high quality o that they will achieve market acceptance. In addition, the development and marketing of game titles that do not fully demonstrate the technica capabilities of the Company's 3D media processor products could create the impression that the Company's technology offers only marginal, if any, performance improvements over competing 3D media processors. Becau the Company has no control over the content of the entertainment titles produced by software developers and publishers, the software entertainment titles developed may represent only a limited number of game categories and are likely to be of varying quality.

Dependence on New Product Development; Rapid Technological Change. The Company's business, financial condition and results of operations will depend to a significant extent on its ability to successfully develop n products for the 3D interactive electronic entertainment market. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The PC, coi op arcade system and home game console markets for which the Company's products are designed are intensely competitive and are characterized b rapidly changing technology, evolving industry standards and declining average selling prices. The Company must anticipate the features and functionality that consumers will demand, incorporate those features an functionality into products that meet the exacting design requirements the PC, coin-op arcade system and home game console manufacturers, pric its products competitively and introduce the products to the market within the limited window for OEM design cycles. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new produ designs, the ability of the Company's subcontractors to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. There can be no assurance that the products the Company expec to introduce will incorporate the features and functionality demanded b PC, coin-op arcade system and home game console manufacturers and consumers of interactive electronic entertainment, will be successfully developed or will be introduced within the appropriate window of market demand. The failure of the Company to successfully develop and introduc new products and achieve market acceptance for such products would have material adverse effect on the Company's business, financial condition and results of operations.

Because of the complexity of its technology, the Company has experienced delays from time to time in completing development and introduction of new products. In the event that there are delays in the completion of development of future products, including the products currently expected to be announced over the next year, the Company's business, financial condition and results of operations would be materially adversely affected. The time required for competitors to develop and introduce competing products may be shorter and manufacturi yields may be better than those experienced by the Company.

As the markets for the Company's products continue to develop and competition increases, the Company anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margin for each of the Company's products will decline as such products mature. Thus, the Company will need to introduce new products to maintain average selling prices and gross margins. There can be no assurance that the Company wi successfully identify new product opportunities or develop and bring ne products to market in a timely manner, that products or technologies developed by others will not render the Company's products or technologies obsolete or uncompetitive, or that the Company's products will be selected for design into the products of its targeted customers The failure of the Company's new product development efforts would have material adverse effect on the Company's business, financial condition and results of operations.

Customer Concentration. Because of the Company's limited operating history and early stage of development, it has a limited number of customers and the Company's sales are highly concentrated. Revenues derived from sales to Diamond, Creative and Elitetron accounted for approximately 43%, 18% and 13%, respectively, of revenues in the six months ended June 30, 1998 and revenues derived from sales to Diamond, Elitetron, Orchid and Williams accounted for 47%, 10%, 10% and 10%, respectively, of revenues for the six months ended June 30, 1997. Revenues derived from sales to Diamond, Elitetron and Orchid accounted for approximately 37%, 16% and 7%, respectively, of revenues for 1997. Revenues derived from sales to Orchid, Diamond and Williams accounted f approximately 44%, 33% and 11%, respectively, of revenues for 1996. All such sales were made pursuant to purchase orders. Development contract revenues recognized under the Sega Agreement represented approximately of revenues during 1997; no further revenues are expected under the Seg Agreement. The Company expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products or by a decline in the number of PCs, graphics board or coin-op arcade systems sold by a single customer or by a small numbe of customers.

Product Concentration; Risks Associated with Multimedia Products. The Company's revenues are dependent on the markets for 3D media processors for PCs and coin-op arcade systems and on the Company's ability to compete in those markets. Since the Company has no other products, the Company's revenues and results of operations would be materially adversely affected if for any reason it were unsuccessful in selling 3D media processors. The PC and coin-op arcade system markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products are unable at the beginning of each such transition to support the new feature sets or performance levels being required by PC and coi op arcade system manufacturers, the Company would be likely to lose design wins and, moreover, not have the opportunity to compete for new design wins until the next product transition occurred. Thus, a failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's revenues for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Adoption of Glide. The Company's success will be substantially affected by the adoption by software developers of Glide, its proprietary, low-level 3D API. Although the Company's products support game titles developed for most industry standard APIs, the Company believes that Glide currently allows developers to fully exploit the technical capabilities of the Company's 3D media processor products. Glide competes with APIs developed or to be developed by other companie having significantly greater financial resources, marketing power, name recognition and experience than the Company. For example, certain industry standard APIs, such as D3D developed by Microsoft and OpenGL developed by SGI, have a much larger installed customer base and a much larger base of existing software titles. Developers may face additional costs to port games developed on other standard APIs to Glide for play the Company's architecture. There can be no assurance that Glide will b adopted by a sufficient number of software developers or that developer who have utilized Glide will continue to do so in the future.

Dependence on Independent Manufacturers and Other Third Parties; Absence of Manufacturing Capacity; Manufacturing Risks. The Company doe not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. All of the Company's wafers are currently manufactured TSMC in Taiwan. The Company obtains manufacturing services from TSMC on purchase order basis. Because the lead time needed to establish a strategic relationship with a new manufacturing partner could be severa months, there is no readily available alternative source of supply for any product. A manufacturing disruption experienced by TSMC would impac the production of the Company's products for a substantial period of time, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that long-term market acceptance for the Company's products wi depend on reliable relationships between the Company and TSMC (and any other independent foundries qualified by the Company) to ensure adequat product supply responsive to customer demand. The Company's relationshi with TSMC has only recently been established, and there can be no assurance that this relationship will meet the business objectives of t Company. In addition, TSMC fabricates wafers for other companies and could choose to prioritize capacity for other uses or reduce or elimina deliveries to the Company on short notice.

There are many other risks associated with the Company's dependence upon third party manufacturers, including: reduced control over deliver schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of the Company's intellectual property. The Company is dependent on TSMC, and expects in the future to be dependent upon TSMC, to produce wafers of acceptable quality and with acceptable manufacturi yields, to deliver those wafers to the Company and its independent assembly and testing subcontractors on a timely basis and to allocate t the Company a portion of their manufacturing capacity sufficient to mee the Company's needs. The Company's wafer requirements represent a very small portion of the total production of TSMC. Although the Company's products are designed using TSMC's process design rules, there can be n assurance that TSMC will be able to achieve or maintain acceptable yiel or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that TSMC will continue to devote resources to the production of the Company's product or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Any such difficultie would have a material adverse effect on the Company's business, financi condition and results of operations.

The Company's products are packaged and tested by a third party subcontractor, ASE. Such assembly and testing is conducted on a purchas order basis rather than under a long-term agreement. As a result of its reliance on ASE to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to produc shortages or quality assurance problems that could increase the costs o manufacturing or assembly of the Company's products. Due to the amount time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company is required to find alternative subcontractors. Any problems associated wi the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business financial condition and results of operations.

Manufacturing Yields. The fabrication of semiconductors is a complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular produc stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Accordingly, in this circumstance, the Company bea the risk of final yield of good die. Poor yields would materially adversely affect the Company's revenues, gross profit and results of operations. For example, cost of revenues in the three months ended December 31, 1997 includes a $700,000 charge for the write-off of Voodo inventory which was not salable as a result of a manufacturing defect.

Semiconductor manufacturing yields are a function both of product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Since l yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify proce sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. This risk i compounded by the offshore location of the Company's manufacturer, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As the Company's relationships wi TSMC and any additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of the Company's potentially limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross profit. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields the future. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, t Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, the Company's revenues and gross profit could be materially adversely affected.

Dependence on Key Personnel. The Company's performance will be substantially dependent on the performance of its executive officers an key employees, most of whom have worked together for only a short perio of time. In particular, the Company's Chief Financial Officer and Vice President, Administration, David Zacarias, joined the Company in Februa 1998. None of the Company's officers or employees are bound by an employment agreement, and the relationships of such officers and employees with the Company are, therefore, at will. Given the Company's early stage of development, the Company will be dependent on its abilit to attract, retain and motivate high quality personnel, especially its management and development teams. The Company does not have "key person life insurance policies on any of its employees. The loss of the servic of any of its executive officers, technical personnel or other key employees would have a material adverse effect on the business, financi condition and results of operations of the Company. The Company's succe depends on its ability to identify, hire, train and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company wi be able to identify, attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel wou have a material adverse effect on the Company's business, financial condition and results of operations.

Cyclical Nature of the Semiconductor Industry. The semiconductor industry has historically been characterized by rapid technological change, cyclical market patterns, significant price erosion, fluctuatin inventory levels, alternating periods of over-capacity and capacity constraints, variations in manufacturing costs and yields and significa expenditures for capital equipment and product development. In addition the industry has experienced significant economic downturns at various times, characterized by diminished product demand and accelerated erosi of product prices. The Company may experience substantial period-to-period fluctuations in results of operations due to general semiconduct industry conditions.

Future Capital Needs; Uncertainty of Additional Funding. As the
Company continues to increase the volume of commercial production of it products, it will be required to invest significant working capital in inventory and accounts receivable. The Company intends also to continue to invest heavily in research and development for its existing products and for new product development. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development effor and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintainin and enforcing patent claims and other intellectual property rights, the level and timing of development contract revenues, available borrowings under line of credit arrangements and other factors. The Company believ that the proceeds from its March 1998 public offering of common stock, well as the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficie to meet the Company's operating and capital requirements through Decemb 1998. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources wi be adequate to support its operations is a forward-looking statement th involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. Th Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, a additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Relating to Intellectual Property. The Company relies primarily on a combination of patent, mask work protection, trademarks, copyright trade secret laws, employee and third-party nondisclosure agreements an licensing arrangements to protect its intellectual property. The Compan has two patents issued from and eight patent applications pending in th PTO. There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business In addition, there can be no assurance that others will not independent develop substantially equivalent intellectual property or otherwise gai access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Compa can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have result in significant and often protracted and expensive litigation. There can be no assurance that infringement claims by third parties or claims for indemnification by other customers or end users of the Company's produc resulting from infringement claims will not be asserted in the future o that such assertions, if proven to be true, will not materially adverse affect the Company's business, financial condition and results of operations. Any limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products payments of license fees to third parties, or any failure by the Compan to develop or license a substitute technology on commercially reasonabl terms could have a material adverse effect on the Company's business, financial condition and results of operations. Litigation by or against the Company could result in significant expense to the Company and dive the efforts of the Company's technical and management personnel, whethe or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology.

In addition, in connection with the Company's litigation against Sega (see "- Pending Litigation"), the Company was granted a preliminary injunction enjoining Sega from using or providing to any other person o entity access to the Company's confidential information and trade secre that were provided to them in connection with the Sega Agreement. Sega was ordered by the court to return to the Company all of the Company's confidential documents and/or information now possessed by Sega. In connection with the court-ordered mediation and the agreement in principle to settle the litigation, the Company has stipulated to an extension of time for response to Sega's appeal of the preliminary injunction.

International Operations. The Company's reliance on foreign third-party manufacturing, assembly and testing operations, all of which are located in Asia, and the Company's expectation of international sales subject it to a number of risks associated with conducting business outside of the United States. While to date the Company has not experienced an adverse impact associated with economic downturns in Asi there can be no assurance that the recent volatility in the Asian econo will not adversely affect the Company's business, financial condition o results of operations. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resultin from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payme cycles, greater difficulty in accounts receivable collection, potential adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company is also subject to general political risks in connection with its international trade relationships. Although the Company has not to date experienced a material adverse effect on its business, financial condition or results of operations as a result of such regulatory, political and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations in the future or require the Company to modif its current business practices. In addition, the laws of certain foreig countries in which the Company's products are or may be manufactured or sold, including various countries in Asia, may not protect the Company' products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of th Company's technology and products more likely. Currently, all of the Company's product sales and its arrangements with its foundry and assembly and test vendors provide for pricing and payment in U.S. dollars. There can be no assurance that fluctuations in currency exchan rates will not have a material adverse effect on the Company's business financial condition and results of operations in the future. In additio to date the Company has not engaged in any currency hedging activities, although the Company may do so in the future. Further, there can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and results of operations or require the Company to modify its current business practices.

Pending Litigation. On July 22, 1997, Sega terminated the Sega Agreement. The Company filed a lawsuit in California in the Superior Court for the County of Santa Clara on August 29, 1997 and filed an amended complaint on October 8, 1997. The amended complaint names as defendants, Sega and its U.S. subsidiary Sega of America, Inc., NEC an VideoLogic and includes claims for breach of contract, interference wit contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. In July 1998, the parties to the litigation participated in a court-ordered mediation and reached an agreement in principle to settle the lawsuit. The Company anticipates that the settlement will be finalized in September 1998. If the settlement is not finalized, the Company could face prolonged litigatio which could have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Volatility of Stock Price. The trading price of the Company's Common Stock has in the past been and could in the future be subject to significant fluctuations in response to quarterly variations in the Company's results of operations, announcements regarding the Company's product developments, announcements of technological innovations or new products by the Company, its OEM customers or competitors, changes in securities analysts' recommendations, or other events. The Company's revenues and results of operations may be below the expectations of public market securities analysts or investors, resulting in significan fluctuations in the market price of the Company's Common Stock. It is likely that the Company's future quarterly revenues or results of operations from time to time will not meet the expectations of such analysts or investors, which could have an adverse effect on the market price of the Company's Common Stock. Moreover, stock markets have from time to time experienced extreme price and volume fluctuations which ha particularly affected the market prices for high technology companies a which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic political and market conditions, may adversely affect the market price the Company's Common Stock. In the past, following periods of volatilit in the market price of a company's stock, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respec to the Company. Such litigation could result in substantial costs and would at a minimum divert management's attention and resources, which could have a material adverse effect on the Company's business, financi condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

PART II - Other Information

ITEM 1:  Legal Proceedings

On July 22, 1997, Sega Enterprises, Ltd. ("Sega") terminated the Technology Development and License Agreement entered into by the Compan and Sega on February 28, 1997. The Company filed suit in Superior Cour for the County of Santa Clara on August 29, 1997; an amended complaint was filed on October 8, 1997. The amended complaint names Sega and its U.S. subsidiary, Sega of America, Inc., NEC Corporation, and VideoLogic Group, Plc. as defendants, and includes counts alleging breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. In July 1998, the parties to the litigation participated in a court-ordered mediation and reached an agreement in principle ot settle the lawsuit. The Company anticipates that the settlement will be finalized in September 1998. Pending finalization of the settlement, the parties ha stipulated to an extension of time for response to Sega's appeal of the preliminary injunction granted by the court in connection with the lawsuit.

ITEM 4:   Submission of Matters to a Vote of Securities Holders

        The Company's 1998 Annual Meeting of Shareholders was held on M 1, 1998. The following is a brief description of the each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter.

a) The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:


Director                   Votes for        Votes  Withheld
-------------------       ----------        ----------------

L. Gregory Ballard         7,938,116                    0

Gordon A. Campbell         7,938,415                    0

Scott D. Sellers           7,938,416                    0

George J. Still,  Jr.      7,938,416                    0

Anthony Sun                7,875,874                    0

James Whims                7,938,291                    0

Philip M. Young            7,938,416                    0







b)   The shareholders approved an amendment of the Company's 1995
Employee Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,700,000 shares.

         FOR           AGAINST   ABSTAIN        BROKER NON-VOTES
      ------------    --------  --------       -----------------
        4,611,908      180,574    69,120               3,082,903

c)   The shareholders approved an amendment of the Company's 1997
Employee Stock Purchase Plan to provide for annual increases to the number of shares reserved for issuance thereunder commencing in 1999.

         FOR           AGAINST   ABSTAIN        BROKER NON-VOTES
      ------------    --------  --------       -----------------
         4,725,942      67,435    68,225               3,082,903

d) The shareholders ratified the appointment of Price Waterhouse LLP independent public accountants of the Company for the fiscal year ending December 31, 1998.

         FOR           AGAINST   ABSTAIN        BROKER NON-VOTES
      ------------    --------  --------       -----------------
         7,930,656       7,026     6,823                       0



ITEM 6: Exhibits

(a) Exhibits
     10.2    1995 Employee Stock Plan and forms or agreement thereunder

     27.1    Financial Data Schedule

(b)  Financial Statements Schedule
        Schedule II - Valuation and Qualifying Accounts

        Reports on Form 8-K
             The Company did not file any reports on Form 8-K during th quarter ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, th registrant has duly caused this report to be signed on its behalf by th undersigned thereunto duly authorized.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 193 registrant has duly caused this report to be signed on its behalf by th undersigned thereunto duly authorized.

                                          3DFX INTERACTIVE, INC.
                                          (Registrant)

                                          /s/ L. GREGORY BALLARD
                                          -----------------------------
                                          L. Gregory Ballard
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ DAVID ZACARIAS
                                          -----------------------------
                                          David Zacarias
                                          Vice President, Administratio
                                          and Chief Financial Officer
                                          (Principal Financial and Acco
                                          Officer)

Dated: August 13, 1998

                         FINANCIAL STATEMENTS SCHEDULE

                             3DFX INTERACTIVE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                          Additions
                                     ---------------------
                                     Charged to  Charged
      Allowance For        Beginning Costs and   to Other
    Doubtful Accounts       Balance   Expenses   Accounts  Deductions
-------------------------- --------- ---------- ---------- ---------- -
                                                                      <
For the six months
  ended June 30, 1998....    $1,763        $77     $ --         $200

For the six months
  ended June 30, 1997....      $128     $ --       $ --          $18

                               INDEX TO EXHIBITS

EXHIBITS
---------
   10.2   1995 Employee Stock Plan and forms or agreement thereunder

    27.1  Financial Data Schedule