Form 10-Q
period 1998-09-30
3DFX INTERACTIVE INC
filed 1998-11-16
CIK 1010026

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 30, 1998 there were 15,592,912 shares of the Registrant's Common Stock outstanding.
================================================================================

                             3DFX INTERACTIVE, INC.

                                   FORM 10-Q

                                     INDEX






Cover Page
Index


                         PART I. FINANCIAL INFORMATION



Item 1. Financial statements
  Condensed Consolidated Balance Sheets -- September 30, 1998 and
    December 31, 1997
  Condensed Statements of Operations -- Three Months and Nine Months
    Ended September 30, 1998 and September 30, 1997
  Condensed Consolidated Statements of Cash Flows -- Nine Months
    Ended September 30, 1998 and September 30, 1997
  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             3DFX INTERACTIVE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                  (Unaudited)

                                                      September 30, December 31,
                                                      1998          1997
                                                      ------------  ------------
Assets:
  Cash and cash equivalents.........................      $81,148       $28,937
  Short-term investments............................       13,623         5,984
  Accounts receivable, net..........................       26,561        13,387
  Inventory.........................................       25,471         3,845
  Other current assets..............................        3,237         2,400
                                                      ------------  ------------
          Total current assets......................      150,040        54,553
  Property and equipment, net.......................       13,785         6,816
  Other assets......................................          150           548
                                                      ------------  ------------
                                                         $163,975       $61,917
                                                      ============  ============
Liabilities and Shareholders' Equity:
  Line of credit....................................        $ --           $777
  Accounts payable..................................       34,744        12,573
  Accrued liabilities...............................        8,475         2,969
  Current portion of capitalized lease obligations..          537           778
                                                      ------------  ------------
          Total current liabilities.................       43,756        17,097
                                                      ------------  ------------
Capitalized lease obligations, less current portion.          --            546
                                                      ------------  ------------
Shareholders' equity:
  Common Stock......................................      122,686        66,717
  Warrants..........................................          242           242
  Deferred compensation.............................         (818)       (1,181)
  Accumulated deficit...............................       (1,891)      (21,504)
                                                      ------------  ------------
          Total shareholders' equity................      120,219        44,274
                                                      ------------  ------------
                                                         $163,975       $61,917
                                                      ============  ============

     See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                         ------------------- -------------------
                                          Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Revenues................................  $33,206   $10,018  $141,858   $21,772
Cost of revenues........................   24,971     5,352    81,144    11,211
                                         --------- --------- --------- ---------
Gross profit............................    8,235     4,666    60,714    10,561
                                         --------- --------- --------- ---------
Operating expenses:
  Research and development..............   10,038     3,201    24,172     7,552
  Selling, general and administrative...    6,971     2,684    24,650     7,052
                                         --------- --------- --------- ---------
          Total operating expenses......   17,009     5,885    48,822    14,604
                                         --------- --------- --------- ---------
Income (loss) from operations...........   (8,774)   (1,219)   11,892    (4,043)
Interest and other income, net..........   13,045       347    14,610       256
                                         --------- --------- --------- ---------
Income (loss) before income taxes.......    4,271      (872)   26,502    (3,787)
Provision for income taxes..............    1,153        --     6,889        --
                                         --------- --------- --------- ---------
Net income (loss).......................   $3,118     ($872)  $19,613   ($3,787)
                                         ========= ========= ========= =========
Net income (loss) per share
  Basic.................................    $0.20    ($0.07)    $1.34    ($0.37)
                                         ========= ========= ========= =========
  Diluted...............................    $0.20    ($0.07)    $1.22    ($0.37)
                                         ========= ========= ========= =========
Shares used in net income (loss) per
   share calculations:
  Basic.................................   15,437    12,454    14,674    10,169
                                         --------- --------- --------- ---------
  Diluted...............................   15,819    12,454    16,024    10,169
                                         --------- --------- --------- ---------

   See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                          1998        1997
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss).......................................  $19,613     ($3,787)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization........................    3,538       1,492
     Stock compensation...................................      363         363
     Increase in allowance for doubtful accounts..........    1,561           --
     Changes in assets and liabilities:
       Accounts receivable................................  (14,735)     (4,734)
       Inventory..........................................  (21,626)      1,682
       Other assets.......................................     (657)     (2,336)
       Accounts payable...................................   22,171       3,645
       Accrued liabilities................................    5,506       1,115

                                                          ----------  ----------
     Net cash provided by (used in) operating activities..   15,734      (2,560)
                                                          ----------  ----------
Cash flows from investing activities:
  Purchases of short-term investments.....................   (7,639)     (3,652)
  Purchases of property and equipment.....................  (10,289)     (4,020)
                                                          ----------  ----------
     Net cash used in investing activities................  (17,928)     (7,672)
                                                          ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of Convertible Preferred Stock,
     net..................................................      --          521
  Proceeds from secondary public offering, net............   54,752         --
  Proceeds from issuance of Common Stock, net.............    1,217      34,395
  Proceeds from exercise of warrants, net.................      --          385
  Principal payments of capitalized lease obligations,
     net..................................................     (787)       (520)
  (Payments) proceeds on drawdown on line of credit, net..     (777)         (8)
                                                          ----------  ----------
     Net cash provided by financing activities............   54,405      34,773
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents......   52,211      24,541

Cash and cash equivalents at beginning of period..........   28,937       5,291
                                                          ----------  ----------
Cash and cash equivalents at end of period................  $81,148     $29,832
                                                          ==========  ==========
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest................     $122        $127
                                                          ==========  ==========

  Cash paid for income taxes..............................   $6,210          $1
                                                          ==========  ==========
  Acquisition of property and equipment under
   capitalized lease obligations..........................    $ --         $571
                                                          ==========  ==========

     See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Its Significant Accounting Policies:

3Dfx Interactive Inc. (the "Company" or "3Dfx") was incorporated in California on August 24, 1994. The Company is engaged in the design, development, marketing and support of 3D media processors, subsystems and API software for the interactive electronic entertainment market.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Prospectus dated March 6, 1998 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-25365), as amended, and the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Three customers represented 25%, 20% and 10% and three customers represented 35%, 20% and 15% of the Company's revenue during the third quarter and first nine months of 1998, respectively. Two customers represented 47% and 15% and two customers represented 47% and 12% of the Company's revenue during the third quarter and first nine months of 1997, respectively.

Note 2 - Public Offerings:

In March 1998, the Company completed a public offering of 2,900,000 shares of common stock at a price of $23.75 per share. Of the 2,900,000 shares offered, 2,028,140 were sold by the Company and 871,860 were sold by selling shareholders. The Company received cash of approximately $45.5 million, net of underwriting discounts and commissions and other offering costs. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. On March 23, 1998, the Company's underwriters exercised an option to purchase an additional 435,000 shares of common stock at a price of $23.75 per share to cover over-allotments. In connection with the exercise of such option, the Company received cash of approximately $9.3 million, net of underwriting discounts and commissions and other offering costs.

In June 1997, the Company completed its initial public offering and issued 3,000,000 shares of its common stock to the public at a price of $11.00 per share. The Company received cash of approximately $30.4 million, net of underwriting discounts and commissions. Upon the closing of initial public offering, all outstanding shares of the Company's then outstanding Convertible Preferred Stock were automatically converted into shares of common stock. On July 25, 1997, the Company's underwriters exercised an option to purchase an additional 450,000 shares of common stock at a price of $11.00 per share to cover over-allotments. In connection with the exercise of such option, the Company received cash of approximately $3.9 million, net of underwriting discounts and commissions.

Note 3 - Development Contract:

In February 1997, the Company entered into a development and license agreement with Sega Enterprises, Ltd. ("Sega"), under which the Company is entitled to receive development contract revenues and royalties based upon a cumulative volume of units sold by Sega which include the Company's product. The Company recognized development contract revenues of $1.8 million in the year ended December 31, 1997. The Company has no further obligations to Sega with regard to the $1.8 million of development contract revenue recognized. The Company did not earn any royalty revenue in the nine months ended September 30, 1998 or the year ended December 31, 1997. Costs incurred during the period relating to this contract are included in research and development expense.

In July 1997, Sega terminated the development and license agreement with the Company. In August 1997, the Company filed a lawsuit against Sega alleging breach of contract, interference with the contract, misrepresentation, unfair competition and threatened misappropriation of trade secrets. In July 1998, the parties to the litigation participated in a court-ordered mediation and reached an agreement in principle to settle the lawsuit. A favorable settlement was finalized in the third quarter of fiscal 1998, resulting in a one-time recognition of income.

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

                                          Three Months Ended  Nine Months Ended
                                         ------------------- -------------------
                                          Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Net income (loss) available to common
  shareholders (numerator)..............   $3,118     ($872)  $19,612   ($3,787)
Weighted average common shares
  outstanding (denominator for basic
  computation)..........................   15,437    12,454    14,674    10,169
Effect of dilutive securities --
  common stock equivalents..............    1,525        --     1,697        --
                                         --------- --------- --------- ---------
Weighted average shares outstanding
  (denominator for diluted computation).   16,962    12,454    16,371    10,169
                                         ========= ========= ========= =========
Basic earnings (loss) per share.........    $0.20    ($0.07)    $1.34    ($0.37)
                                         ========= ========= ========= =========
Diluted earnings (loss) per share.......    $0.18    ($0.07)    $1.20    ($0.37)
                                         ========= ========= ========= =========

During the three and nine months ended September 30, 1998, options to purchase approximately 1,832,850 and 863,000 shares, respectively were outstanding but not included in the computation because they were antidilutive.

Note 5 - Income Taxes:

The Company recorded for the three months and the nine months ended September 30, 1998 an effective tax rate of 27% and 26%, respectively. The effective tax rate is different from the statutory rate due to the utilization of federal and state net operating loss carryforwards and tax credits. No provision for income taxes was recorded in the three months and the nine months ended September 30, 1997 as the Company incurred losses during such periods.

Note 6 - Comprehensive Income:

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive income for each of the three and nine months ended September 30, 1998 and 1997 was equal to net income.

                            3DFX INTERACTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following Management's Discussion and Analysis of Financial
Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the first paragraph under "Overview" regarding anticipated revenue growth; the sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the fourth paragraph under "Overview" regarding availability of raw materials; the sentences in the second and tenth paragraphs under "Results of Operations" regarding factors affecting gross margin; the sentences in the third, fourth, eleventh and twelfth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the sentence in the third paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

Overview

The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company had no operations during the period from inception (August 24, 1994) through December 31, 1994. The Company was considered a development stage enterprise and was primarily engaged in product development and product testing until its first commercial product shipments in the third quarter of 1996. The Company has incurred net losses in every quarter since inception until the fourth quarter of fiscal 1997 and each of the first three quarters of fiscal 1998. The Company incurred net losses of approximately $5.0 million, $14.8 million and $1.7 million in 1995, 1996 and 1997, respectively. The Company generated net income of $19.6 million in the nine months ended September 30,1998 and incurred a net loss of $3.8
million in the nine months ended September 30, 1997.   The Company had an
accumulated deficit of $1.9 million at September 30, 1998. These net losses incurred were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

The Company derives revenue from the sale of 3D media processors designed for use in PCs and coin-op arcade systems. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996. The Company's second product, the Voodoo Rush chipset began commercial shipments in April 1997. The Company's third product, Voodoo2, became commercially available in the first quarter of 1998. In August 1998, the Company began shipping Voodoo Banshee, which is a high performance, full-featured single chip 3D/2D media processor for the PC and coin-op arcade markets. As a result of the Company's limited operating history and early stage of development, it has only a limited number of customers. Revenues derived from sales to Creative Technology, Ltd. ("Creative"), Elitetron Electronic Co., Ltd ("Elitetron"), and Guillemot International ("Guillemot") accounted for approximately 25%, 20% and 10% of revenues for the quarter ended September 30, 1998. Revenues derived from Diamond Multimedia Systems, Inc. ("Diamond"), Creative and Elitetron accounted for approximately 35%, 20% and 15%, respectively, of revenues for the first nine months of fiscal 1998. Revenues derived from sales to Diamond and Elitetron accounted for approximately 47% and 15%, respectively of revenues for the quarter ended September 30, 1997. Revenues derived from sales to Diamond and Elitetron accounted for approximately 47% and 12%, respectively of revenues for the first nine months of fiscal 1997. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on the Company's revenues and profitability on a quarterly basis.

In February 1997, the Company and Sega entered into a Technology Development and License Agreement ("the Sega Agreement") pursuant to which the Company began developing a 3D media processor chipset for Sega's next generation home game console. During 1997, the Company recognized development contract revenues of $1.8 million under the Sega Agreement representing 8% and 4% of total revenues during the nine months ended September 30, 1997 and the year ended December 31,1997, respectively. In July 1997, Sega terminated the Sega Agreement. In August 1997, the Company filed a lawsuit against Sega, and in October 1997, filed an amended complaint naming as additional defendants NEC Corporation ("NEC") and VideoLogic Group Plc ("VideoLogic"). The complaint alleged breach of contract, interference with contract, misrepresentation, unfair competition, and threatened misappropriation of trade secrets. A favorable settlement was finalized in September 1998. Included in the statement of operations for the quarter ended September 30, 1998 is a one-time recognition of income as a result of the recent Sega litigation settlement.

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

In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's IPO, the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. These valuations resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively), $196,000 (of which $50,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) and $363,000 (of which $146,000 and $217,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in the years ended December 31, 1997 and 1996 and the nine months ended September 30, 1998, respectively, and will result in charges over the next 7 quarters aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

Results of Operations

Three Months Ended September 30, 1998 and 1997

Revenues. Revenues are recognized upon product shipment. The Company's total revenues were $33.2 million in the three months ended September 30, 1998, and $10.0 million in the three months ended September 30, 1997.
Revenues in the three months ended September 30, 1998 were principally attributable to sales of the Company's Voodoo Banshee chip and Voodoo2 chipset. Revenues in the quarter ended September 30, 1998 were significantly lower than revenues in the quarter ended June 30, 1998 due to reduced sales of the Company's Voodoo2 chipset, primarily attributable to a significant decrease in orders as compared to historical order rates from a large customer and a greater than expected seasonal slowdown. Substantially all of the revenues in the three months ended September 30, 1997 were derived from the sale of the Company's Voodoo Graphics and Voodoo Rush chipsets.

Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of revenues increased 367% from $5.4 million in the third quarter of fiscal 1997 to $25.0 million in the third quarter of fiscal 1998. Gross profit as a percentage of revenues was 47% and 25% in the third quarters of 1997 and 1998, respectively. The increase in cost of revenues resulted from lower margins associated with the Voodoo Banshee product as compared with the margins of Voodoo2 and Voodoo Graphics and the significant increase in revenues in the three months ended September 30, 1998 as compared with the same period in 1997. In addition, included in cost of revenues in the quarter ended September 30, 1998 is an increase in inventory reserves due to an exceptionally rapid rate of product lifecycle obsolescence combined with the greater than expected seasonal slowdown in the retail channel. Given the Company's limited operating history and limited history of product shipments, the Company believes that an analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 214% from $3.2 million in the three months ended September 30, 1997 to $10.0 million in the three months ended September 30, 1998. The increase reflects an increase in personnel costs, common cost allocations and non-recurring engineering costs resulting from the development of Voodoo Banshee and other future products. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 160% from $2.7 million in the three months ended September 30, 1997 to $7.0 million in the three months ended September 30, 1998. The increase resulted from the addition of personnel in sales, marketing, finance and administration as the Company expanded operations, increased commission expenses associated with increased commercial sales and increased involvement in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Interest and Other Income, Net. Interest and other income, net increased from $347,000 in the three months ended September 30, 1997 to net interest and other income of $13.0 million in the three months ended September 30, 1998. The increase is primarily related to a one-time recognition of income as a result of the recent Sega litigation settlement, as well as to increased earnings from higher cash balances resulting from the completion of the Company's initial public offering in June 1997 and a public offering in March 1998, partially offset by interest expense on the outstanding equipment line of credit and capital lease balances.

Provision For Income Taxes. The Company recorded a provision for income taxes of $1.2 million for the three months ended September 30, 1998, an effective tax rate of 27%. The Company's effective tax rate differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits.The Company recorded no provision for income taxes in the three months ended September 30, 1997 as it incurred losses during such period.

At December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $18.5 million and $17.5 million, respectively, which expire beginning in 2010 and 2000, respectively. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of the Company's initial public offering in June 1997 resulted in an annual limitation of the Company's ability to utilize net operating losses incurred prior to that date. The annual limitation is approximately $5.4 million, all of which will be utilized in fiscal 1998.

Nine Months Ended September 30, 1998 and 1997

Revenues. The Company's total revenues increased 552% to $141.9 million in the nine months ended September 30, 1998 from $21.8 million in the nine months ended September 30, 1997. Revenues in the nine months ended September 30, 1997 included $1.8 million of development contract revenues earned under the Sega Agreement which was terminated by Sega in July 1997.

Revenues in the nine months ended September 30, 1998 were principally attributable to sales of the Company's Voodoo2, Voodoo Graphics and Voodoo Banshee chipsets. Substantially all of the revenues in the nine months ended September 30, 1997 were derived from sale of the Company's Voodoo Graphics and Voodoo Rush chipsets.

Gross Profit. Cost of revenues increased 624% from $11.2 million in the nine months ended September 30, 1997 to $81.1 million in the nine months ended September 30, 1998. Cost of revenues does not include expenses related to development contract revenues. Gross profit as a percentage of revenues was 49% and 43% in the nine months ended September 30, 1997 and 1998, respectively. The increase in cost of revenues resulted from the significant increase in revenues in the nine months ended September 30, 1998 as compared with the same period in 1997. Given the Company's limited operating history and limited history of product shipments, the Company believes that an analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.


Research and Development. Research and development expenses increased
220% from $7.6 million in the nine months ended September 30, 1997 to $24.2 million in the nine months ended September 30, 1998. The increase reflects an increase in personnel costs, common cost allocations and non-recurring engineering costs resulting from the commencement of commercial sales of the Voodoo2 and Voodoo Banshee products and the development of future products. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses increased 250% from $7.1 million in the nine months ended September 30, 1997 to $24.7 million in the nine months ended September 30, 1998. The increase resulted from the addition of personnel in sales, marketing, finance and administration as the Company expanded operations, increased commission expenses associated with increased commercial sales and increased involvement in tradeshow and advertising activities. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Interest and Other Income, Net. Interest and other income, net increased from $256,000 in the nine months ended September 30, 1997 to net interest and other income of $14.6 million in the nine months ended September 30, 1998. The increase is primarily related to a one-time recognition of income as a result of the recent Sega litigation settlement, as well as to increased earnings from higher cash balances resulting from the completion of the Company's initial public offering in June 1997 and a public offering in March 1998, partially offset by interest expense on outstanding equipment line of credit and capital lease balances.

Provision For Income Taxes. The Company recorded a provision for income taxes of $6.9 million for the nine months ended September 30, 1998, an effective tax rate of 26%. The Company's effective tax rate differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits. The Company recorded no provision for income taxes in the nine months ended September 30, 1997 as it incurred losses during such period.


Liquidity and Capital Resources

Since inception, the Company has financed its operations through private placements of equity securities yielding approximately $29.4 million, through an initial public offering in June 1997 yielding approximately $34.3 million, net of underwriting fees and offering expenses and most recently through a public offering in March 1998 yielding approximately $54.8 million, net of underwriting fees and offering expenses. As of September 30, 1998, the Company had approximately $3.0 million of equipment line financing available. As of September 30, 1998, the Company had approximately $94.8 million in cash, cash equivalents and short-term investments.

Net cash provided by operating activities in the first nine months of fiscal 1998 was due primarily to net income of $19.6 million, and increases of $22.2 million and $5.5 million in accounts payable and accrued liabilities, respectively, partially offset by a $21.6 million and $14.7 million increase in inventory and accounts receivable, respectively, due to the increase in manufacturing to meet customer demand associated with the generation of revenues. Net cash used in operating activities in the first nine months of fiscal 1997 was due primarily to the net loss of $3.8 million, a $4.7 million increase in accounts receivable partially offset by a $3.6 million increase to accounts payable and a $1.7 million decrease in inventory.

Net cash used in investing activities was approximately $17.9 million and $7.7 million in the nine months ended September 30, 1998 and September 30, 1997, respectively, and was due in each period to the purchase of investments and to the purchase of property and equipment. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of September 30, 1998, the Company had capital equipment of $20.6 million less accumulated depreciation of $6.8 million to support its research and development, operations and administrative activities. The Company has financed approximately $2.5 million of its capital equipment from capital lease obligations through September 30, 1998. The Company has an equipment line of credit which provides for the purchase of up to $3.0 million of property and equipment. At September 30, 1998, there were no borrowings outstanding under this line of credit. Borrowings under this line is secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 0.75% per annum (8.75% as of September 30, 1998). The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth profitability and liquidity. The Company was in compliance with its covenants as of September 30, 1998. The lease line of credit expires in December 2001. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

Net cash provided by financing activities was approximately $54.4 million and $35 million in the first nine months of fiscal 1998 and fiscal 1997, respectively, due primarily to proceeds from the public offering in March 1998, to proceeds from the initial public offering in June 1997, and the issuance of preferred stock in the nine months ended September 30, 1997.

The Company has a line of credit agreement with Silicon Valley Bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable plus 100% of cash and cash equivalents or $7.0 million. Borrowings under the line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 0.25% per annum. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. The line of credit was renewed in December 1997. The Company is in compliance with its covenants as of September 30, 1998. At September 30, 1998, there were no borrowings outstanding under this line of credit.

The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and available borrowings under line of credit arrangements and other factors. The Company believes that the proceeds from its March 1998 public offering, the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through at least December 1999. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward- looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.


Factors Affecting Operating Results

Potential Fluctuations in Quarterly Results. The Company's quarterly and annual results of operations have in the past varied significantly and are expected to vary significantly in the future as a result of a variety of factors that could materially adversely affect revenues, gross profit and income from operations. These factors include, among others, demand and market acceptance for the Company's products; changes in the relative volume of sales of the Company's various products and differences in the margins between different products; changes in the relative volume of sales to the Company's various direct and indirect customers; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; unanticipated delays or problems experienced by the Company's product development partners; market acceptance of the products of the Company's customers; an adverse effect on consumers' attraction to the Company's acceleration technology in the retail channel; new product announcements or product introductions by the Company's competitors; the Company's ability to introduce on a timely basis new products in accordance with OEM design requirements and design cycles; the ability of the Company's products to perform favorably relative to competitive benchmarks; changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; expenditures in connection with enforcing contractual and other rights, including the cost of litigation in connection therewith; fluctuations in manufacturing capacity; competitive pressures resulting in lower average selling prices; the volume of orders that are received and can be fulfilled in a quarter; the rescheduling or cancellation of customer orders; supply constraints for the other components incorporated into its customers' products; the unanticipated loss of any strategic relationship; seasonal fluctuations associated with the tendency of PC sales to increase in the second half of each calendar year; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with protecting the Company's intellectual property; and foreign exchange rate fluctuations. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profitability. Because most operating expenses are relatively fixed in the short term, the Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly results of operations. Accordingly, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. Finally, the Company's results of operations in any given quarter may be below the expectations of public market analysts or investors, in which case the market price of the Common Stock could be materially adversely affected.

Limited Operating History. The Company has a limited operating history, has been engaged primarily in research and product development and has incurred net losses in every quarter since inception except the quarters ended December 31, 1997, and each of the first three quarters of fiscal 1998. The Company was a development stage company until its first commercial product shipments in the third quarter of 1996. The Company's limited operating history makes the assessment of future operating results difficult. The Company incurred net losses of approximately $5.0 million, $14.8 million and $1.7 million in 1995, 1996 and 1997, respectively. The Company generated net income of $19.6 million in the nine months ended September 30, 1998 and incurred a net loss of $3.8 million in the nine months ended September 30, 1997. At September 30, 1998, the Company had an accumulated deficit of $1.9 million. These net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. Although the Company has experienced revenue growth in recent quarterly periods, historical growth rates will not be sustained and are not indicative of future operating results. In addition, approximately 4% of the Company's revenues for 1997 were attributable to development contract revenues recognized under the Sega Agreement between the Company and Sega, which was terminated in 1997. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

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

Within the entertainment segment of the PC market, the Company competes primarily against companies that typically have operated in the PC 2D graphics market and that now offer 3D capability as an enhancement to their 2D solutions, such as ATI Technologies, Inc., S3 Incorporated and Trident Microsystems, Inc. Many of these competitors have introduced 3D functionality on new iterations of existing graphics chips.
The Company also competes with companies that have recently entered the market with an integrated 3D/2D solution but which have not traditionally manufactured 2D solutions, such as 3Dlabs, Inc., Ltd ("3Dlabs"),
nVidia Corporation and Micron Technology, Inc.   In addition, the Company
competes with NEC/Videologic which have partnered to focus exclusively on developing a 3D solution for the interactive electronic entertainment market.

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

Furthermore, a substantial number of companies, including Intel, have released or announced plans to release 3D graphics chips in 1998 that promise to provide low cost 3D functionality for PCs and workstations.
In 1998, Intel began shipping a single chip 2D/3D graphics accelerator. Intel has been very active in the graphics market, having previously invested in 3Dlabs and having recently signed a development agreement with 3Dlabs in late 1997 targeting the high end workstation market. In early 1998, Intel acquired Chips and Technologies, Inc. ("CHIPS") a leading graphics semiconductor supplier. To the extent that Intel's initiatives in the graphics sector are successful, it could materially adversely affect the Company's financial position and results of operations. The Company has had a relationship with Intel since November 1996, when, in conjunction with Intel's investment in the Company, the Company and Intel entered into an agreement to license an early version of Glide, the Company's proprietary low level 3D API. Intel also has an option to license future versions of Glide on terms no less favorable than licenses of Glide to other third party graphics hardware manufacturers. Intel has not implemented Glide nor has it announced any intention to do so. However, because of Intel's significant market penetration, marketing power and financial resources, if Intel were to implement this early version of Glide as a standard development tool for current or future Intel 3D chipsets, it could substantially reduce or even eliminate any competitive advantages that the Company's products may have. In connection with the Company's March 1998 public offering, Intel sold all of its shares of the Company's Common Stock which it held.

The market for interactive electronic arcade entertainment is comprised of a small number of companies, including Acclaim Entertainment, Inc., Namco, Ltd., Sega, Taito Corporation, Ltd., WMS Industries, Inc. ("Williams"), and its subsidiaries Atari Corporation and Midway Games, Inc. In the coin-op arcade segments, the Company primarily faces competition from in-house divisions of the companies which currently comprise such markets. In addition, there can be no assurance that any of the companies which currently compete in the 3D PC markets, will not enter the coin-op arcade market, or if they do, that the Company will be able to compete against them successfully. The home game console segment is dominated by three companies, Nintendo Company, Ltd., Sega and Sony Corporation. As a result of the termination of the Company's contract with Sega and the related litigation, the Company currently does not participate in the home game console market.

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

Dependence on the PC Market. For 1996 and 1997 and the nine months ended September 30, 1998, 82%, 93% and 100%, respectively, of the Company's revenues were derived from products sold for use in PCs. The Company expects to continue to primarily derive its revenues from the sale of its products for use in PCs. The PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the PC market has grown substantially in recent years, there can be no assurance that such growth will continue. A reduction in sales of PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the demand for PCs generally, or for a particular product that incorporates the Company's 3D media processors, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

In July 1997, the Company learned from Sega that Sega will not use the Company's chipset for the next generation Sega home game console. As a result, the Company currently has no arrangements for developing, marketing and selling a product for the home game console market. There can be no assurance that the Company will be able to find a strategic partner that will produce a home game console incorporating a chipset developed by the Company. The failure to access the home game console market may limit the Company's ability to diversify its product offerings and will have the effect of increasing the Company's dependency on the PC market.

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

Acceptance of the Company's 3D/2D Solution for the PC Market; Dependence on Development of a Single Chip Solution. The Company's success depends upon market acceptance of its 3D media processor products as a broadly accepted standard for high performance 3D interactive electronic entertainment in PC applications. Currently, the majority of multimedia
PCs incorporate only 2D graphics acceleration technology. As a result, the majority of entertainment titles currently available for play on PCs are written for 2D acceleration technology. Because of the substantial installed base of 2D acceleration technology and related game content, the Company believes that for its 3D media processor products to gain wide market acceptance, such products must also offer 2D performance comparable or superior to existing 2D technology. The Company's 3D media processors for use in PC applications are currently designed as a two or three chip solution. Typically, as the functionality of a given semiconductor becomes technologically stable and widely accepted by users, the cost of providing the functionality is reduced by means of large scale integration of such functionality onto a single semiconductor chip. The Company expects that such integration onto a single chip will occur with respect to the functionality provided by the Company's current products used in PC applications. Therefore, the Company's success will be largely dependent on its ability to develop products on a timely basis that integrate the Company's 3D technology along with superior performance 2D technology. In August 1998, the Company began shipping Voodoo Banshee, a proprietary 3D/2D single chip solution. There can be no assurance that Voodoo Banshee will perform the desired functions, offer sufficient price/performance benefits or meet the technical or other requirements of potential buyers to realize market acceptance. The market for PC media processors has been characterized by unpredictable and sometimes rapid shifts in the popularity of products, by severe price competition and by frequent new technology and product introductions. Only a small number of products have achieved broad market acceptance. Such market acceptance has often been followed by intense competition between alternative solutions. Any competitive, technological or other factor adversely affecting the introduction or sales of Voodoo Banshee for PC applications would have a material adverse effect on the Company's business, financial condition and results of operations. Although Voodoo Banshee has gained initial market acceptance, competitors are likely to introduce products with comparable price and performance characteristics. This competition may reduce future market acceptance for the Company's product and result in decreasing sales and lower gross margins. The failure of Voodoo Banshee to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Growth. The ability of the Company to successfully offer services and products and implement its business plan in a rapidly evolving market requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of September 30, 1998, the Company had grown to 242 employees from 35 employees as of December 31, 1995. If the Company's newer products achieve market acceptance, the Company expects that the number of its employees will increase substantially over the next 12 months. The Company's financial and management controls, reporting systems and procedures are also very limited. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company will be required to manage multiple relationships with various customers and other third parties. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully offer its services and products and implement its business plan. The Company's inability to effectively manage any future growth would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Customer Concentration. Because of the Company's limited operating history and early stage of development, it has a limited number of customers and the Company's sales are highly concentrated. Revenues derived from sales to Creative, and Elitetron and Guillemot accounted for approximately 25%, 20% and 10% of revenues for the quarter ended September 30, 1998. Revenues derived from sales to Diamond, Creative and Elitetron accounted for approximately 35%, 20% and 15%, respectively, of revenues in the nine months ended September 30, 1998. Revenues derived from sales to Diamond and Elitetron accounted for approximately 37%, and 16%, respectively, of revenues for 1997. Revenues derived from sales to Orchid, Diamond and Williams accounted for approximately 44%, 33% and 11%, respectively, of revenues for 1996. All such sales were made pursuant to purchase orders. Development contract revenues recognized under the Sega Agreement represented approximately 4% of revenues during 1997; no further revenues are expected under the Sega Agreement. The Company expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products or by a decline in the number of PCs, graphics boards or coin-op arcade systems sold by a single customer or by a small number of customers.

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

Future Capital Needs; Uncertainty of Additional Funding. As the Company continues to increase the volume of commercial production of its products, it will be required to invest significant working capital in inventory and accounts receivable. The Company intends also to continue to invest heavily in research and development for its existing products and for new product development. The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of development contract revenues, available borrowings under line of credit arrangements and other factors. The Company believes that the proceeds from its March 1998 public offering of common stock, as well as the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through December 1999. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Relating to Intellectual Property. The Company relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. The Company has two patents issued from and eight patent applications pending in the PTO. There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

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


PART II - Other Information

ITEM 1:  Legal Proceedings
In September 1998, the Company, Sega Enterprises, Ltd. ("Sega"), its U.S. subsidiary, Sega of America, Inc., NEC Corporation and VideoLogic Group, Plc. settled litigation initiated by the Company in August 1997 following Sega's termination of the Technology Development and License Agreement entered into by Sega and the Company in February 1997. The settlement resulted in a one-time recognition of income for the Company.

On September 21, 1998, the Company filed suit against nVidia Corporation ("nVidia") in Northern California District Federal Court. The complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. Discovery in the case is presently under way.



ITEM 6: Exhibits

(a) Exhibits
      3.4.1    Certificate of Amendment of  Bylaws dated October 30, 1998

       27.1    Financial Data Schedule

(b)  Financial Statements Schedule
        Schedule II - Valuation and Qualifying Accounts

        Reports on Form 8-K
        The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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

Dated: November 13, 1998

                         FINANCIAL STATEMENTS SCHEDULE

                             3DFX INTERACTIVE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                            Additions
                                       ---------------------
                                       Charged to  Charged
                             Beginning Costs and   to Other              Ending
                              Balance   Expenses   Accounts  Deductions  Balance
---------------------------- --------- ---------- ---------- ---------- ---------
Allowance For Doubtful
Accounts:
  For the nine months
   ended September 30, 1998..    $308     $1,836     $ --         $275    $1,869

  For the nine months
   ended September 30, 1997..     $78        $50     $ --          $20      $108

Inventory Reserve:
  For the nine months
   ended September 30, 1998..    $661    $10,567     $ --       $1,047   $10,181

  For the nine months
   ended September 30, 1997..    $632        $40     $ --          $11      $661


                               INDEX TO EXHIBITS



EXHIBITS
---------

   3.4.1  Certificate of Amendment of Bylaws dated October 30, 1998

    27.1  Financial Data Schedule