Form 10-Q/A
period 1998-09-30
3DFX INTERACTIVE INC
filed 1998-12-18
CIK 1010026

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q/A

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

                                   FORM 10-Q/A

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

                                          Three Months Ended  Nine Months Ended
                                         ------------------- -------------------
                                          Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                         1998      1997      1998      1997
                                         --------- --------- --------- ---------
Net income (loss) available to common
  shareholders (numerator)..............   $3,118     ($872)  $19,612   ($3,787)
Weighted average common shares
  outstanding (denominator for basic
  computation)..........................   15,437    12,454    14,674    10,169
Effect of dilutive securities --
  common stock equivalents..............      382        --     1,350        --
                                         --------- --------- --------- ---------
Weighted average shares outstanding
  (denominator for diluted computation).   15,819    12,454    16,024    10,169
                                         ========= ========= ========= =========
Basic earnings (loss) per share.........    $0.20    ($0.07)    $1.34    ($0.37)
                                         ========= ========= ========= =========
Diluted earnings (loss) per share.......    $0.20    ($0.07)    $1.22    ($0.37)
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