Form 10-K405
period 1998-12-31
3DFX INTERACTIVE INC
filed 1999-02-05
CIK 1010026

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM           TO           .

                       COMMISSION FILE NUMBER: 000-22651
                            ------------------------

                             3DFX INTERACTIVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 935-4400
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
              SERIES A PARTICIPATING PREFERRED STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 3, 1999 as reported on the Nasdaq National Market, was approximately $26,846,828. Shares of Common Stock held by each officer and director and by each person known to 3Dfx Interactive, Inc. who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 31, 1998, registrant had outstanding 15,769,413 shares of Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     This Report contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. 3Dfx's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, consummation of the STB merger described below, fluctuations in 3Dfx's quarterly and annual operating results, intense competition, 3Dfx's dependence on the PC and emerging 3D interactive electronic entertainment markets, 3Dfx's dependence on the retail distribution channel, 3Dfx's ability to manage growth, 3Dfx's dependence on third party developers and publishers, rapid technological change in 3Dfx's markets, 3Dfx's customer and product concentration, continued acceptance and adoption of Glide, 3Dfx's proprietary, low-level 3D API, 3Dfx's dependence on independent manufacturers and other third parties, and 3Dfx's dependence on achieving acceptable semiconductor manufacturing yields, as well as those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Factors Affecting Operating Results" and elsewhere in this Report.

                                     PART I

ITEM 1. BUSINESS

     3Dfx Interactive, Inc. develops high performance, cost-effective media processors, software and related technology that enables a highly immersive, interactive and realistic 3D experience across multiple hardware platforms. 3Dfx's products include 3D accelerators that enable highly interactive and realistic entertainment experiences and that have primarily been focused on the retail add-in card market. In addition, 3Dfx develops products with 2D and 3D functionality that optimize both entertainment and general PC graphics applications and that are well suited to both the PC-OEM and retail add-in card markets. 3Dfx's media processors are comprised of hardware and embedded software designed around a common architecture.

     3Dfx's technology is optimized to alleviate the traditional consumer trade-off between visual quality and gaming performance by providing a 3D solution with both high fill rates and frame rates. To promote the rapid adoption of its products, 3Dfx's architecture supports industry standard 3D application programming interfaces, or APIs, including Microsoft Corporation's Direct3D, or D3D, and Silicon Graphics, Inc.'s ("SGI") OpenGL. Additionally, 3Dfx has developed Glide, its proprietary low-level 3D API, which facilitates the virtually seamless portability of software content across multiple entertainment platforms utilizing 3Dfx's 3D and 3D/2D media processors. As a result, developers can leverage the significant development and marketing expenses associated with a given title.

     3Dfx's current products, Voodoo Banshee and Voodoo2, as well as its recently announced Voodoo3 product family, are designed around a common architecture to be utilized as the 3D graphics engine for PCs and coin-operated ("coin-op") arcade systems. Voodoo Banshee, which began shipping in the third quarter of 1998, is a high performance, fully featured single chip, 3D/2D media processor for the PC and coin-op arcade markets. Current customers include Creative Technology, Ltd. ("Creative"), Diamond Multimedia Systems, Inc. ("Diamond"), Elitetron Electronic Co., Ltd. ("Elitetron") and STB Systems, Inc. All of 3Dfx's products are manufactured, packaged and tested by third parties.

PROPOSED STB MERGER

     General. On December 13, 1998, 3Dfx entered into a Merger Agreement (the "Merger Agreement") with STB Systems Inc., a Texas corporation ("STB"). The Merger Agreement provides for the merger of a newly formed, wholly owned subsidiary of 3Dfx with and into STB (the "Merger"). STB will be the surviving corporation of the Merger and will become a wholly owned subsidiary of 3Dfx. The Merger will be accounted for under purchase accounting. In the event that the Merger is consummated, the combination of 3Dfx's and STB's operations will result in many significant changes in 3Dfx's business.

     Effective Time of the Merger. The Merger will become effective upon the filing of the executed Articles of Merger with the Secretary of State of Texas (the "Effective Time"). The Merger Agreement provides that the parties thereto will cause the Articles of Merger to be filed as soon as practicable after the occurrence of the following events:

     - The 3Dfx shareholders have approved the Merger, the Merger Agreement and issuance of 3Dfx Common Stock pursuant to the Merger Agreement;

     - The STB shareholders have approved and adopted the Merger Agreement and approved the Merger; and

     - The parties have obtained all required regulatory approvals, taken all required actions and satisfied or waived all other conditions to the consummation of the Merger.

These conditions precedent to the Merger may not be satisfied. Moreover, either 3Dfx or STB may terminate the Merger Agreement under various conditions specified in the Merger Agreement. Therefore, there can be no assurance as to whether or when the Merger will become effective.

     Conversion of Securities. Upon consummation of the Merger, each outstanding share of STB Common Stock will automatically be converted into 0.65 of a share of 3Dfx Common Stock (the "Exchange Ratio"). No fractional shares of 3Dfx Common Stock will be issued in the Merger. Pursuant to the Merger Agreement, each STB shareholder who would otherwise be entitled to receive a fraction of a share of 3Dfx Common Stock will receive from 3Dfx an amount of cash equal to the per share market value of 3Dfx Common Stock multiplied by the fraction of a share of 3Dfx Common Stock to which such shareholder would otherwise be entitled. Under the Merger Agreement, the per share market value of 3Dfx Common Stock will be based on the closing price of a share of 3Dfx Common Stock as reported on the Nasdaq National Market ("Nasdaq") on the last full trading day prior to the Effective Time. Based upon the number of shares of 3Dfx Common Stock and STB Common Stock outstanding at December 31, 1998, an aggregate of approximately 8,193,800 shares of 3Dfx Common Stock would be issued in connection with the Merger. This amount represents approximately 34.3% of the total number of shares of 3Dfx Common Stock outstanding after giving effect to such issuance (excluding shares issuable upon the exercise of options or warrants). In addition, pursuant to the Merger Agreement, certain outstanding options to purchase shares of STB Common Stock, as well as a warrant to purchase shares of STB Common Stock, will be converted into options and a warrant to purchase 65% of as many shares of 3Dfx Common Stock at an adjusted exercise price.

     The Exchange Ratio is fixed and will not increase or decrease due to fluctuations in the market price of either 3Dfx Common Stock or the STB Common Stock. In the event that the market price of 3Dfx Common Stock decreases or increases prior to the Effective Time, the value at the Effective Time of 3Dfx Common Stock to be received by STB shareholders in the Merger would correspondingly decrease or increase.

     Other Agreements Executed With the Merger Agreement. Concurrently with the signing of the Merger Agreement, STB and 3Dfx entered into the STB Stock Option Agreement, pursuant to which STB granted 3Dfx the right to purchase up to 1,890,883 shares of STB Common Stock (representing 15.0% of the outstanding shares of STB Common Stock as of December 31, 1998 on an undiluted basis) at an exercise price of $5.78 per share. The option can be exercised only if a person or group acquires beneficial ownership, or the right to acquire beneficial ownership, of more than 20% of the outstanding STB Common Stock, any person shall have made a tender offer or exchange for at least 20% of the outstanding STB Common Stock, or STB shall have entered into an agreement relating to liquidation, dissolution, recapitalization, merger, consolidation or acquisition. In certain circumstances, 3Dfx may, in lieu of exercising the option described above, require that STB pay to 3Dfx a cancellation fee. In connection with the execution of the Merger Agreement, all executive officers and directors and certain affiliated shareholders of STB, who beneficially owned in the aggregate approximately 12.1% of the outstanding shares of STB Common Stock (excluding shares subject to options) as of December 31, 1998, have agreed with 3Dfx that they will vote their shares of STB Common Stock in favor of approval of the Merger Agreement, the Merger and any matter that could reasonably be expected to facilitate the Merger and against approval of any proposal opposing or competing against the 3Dfx Merger. Also, all executive officers and directors and certain affiliated shareholders of 3Dfx who beneficially owned, in the aggregate, approximately 13.3% of the outstanding shares of 3Dfx Common Stock (excluding shares subject to options) as of December 31, 1998, have agreed with STB that they will vote their shares of 3Dfx Common Stock in favor of the Merger Agreement, the Merger, the issuance of 3Dfx Common Stock pursuant to the Merger and any matter that could reasonably be expected to facilitate the Merger.

INDUSTRY BACKGROUND

     The goal of interactive electronic entertainment is to create a realistic and immersive environment in which users can actively participate. Interactive electronic entertainment began in the 1970s with Atari's introduction of Pong, a simplistic, 2D, black and white, coin-op arcade game resembling ping pong, and has evolved to realistic and engaging 3D action games such as Madden 99, Unreal and Tomb Raider 3.

     While interactive electronic entertainment started in the arcade, it was brought to the mass market through the advent of inexpensive, dedicated home game consoles that attached to televisions. Over the past 15 years, Nintendo Corporation ("Nintendo"), Sega Enterprises, Ltd. ("Sega"), Sony Corporation ("Sony") and other OEMs have introduced successive generations of these consoles that, combined with better quality games, have provided increasing realism and enhanced game play. The overall entertainment experience on these platforms has been improving as a result of the introduction of successive generations of 3D hardware and software in the arcade and console markets.

     The ultimate goal of the use of 3D for entertainment applications is to create an interactive experience with video quality comparable to that of motion pictures. Interactive electronic entertainment applications employing 3D graphics create plausible illusions of reality and thus provide more engaging presentations of complex action and scenery than traditional 2D graphics. 3Dfx believes that once consumers experience high quality 3D technology on any entertainment platform, they will demand it from all interactive entertainment experiences.

     Interactive electronic entertainment products today are generally played on three hardware platforms -- the PC, the coin-op arcade system and the home game console. Coin-op arcade games have traditionally offered the most compelling and immersive experience for game players and, as a result, 3D gaming was first introduced in this high-end market. However, coin-op arcade games are based on high cost, proprietary hardware and, consequently, the coin-op arcade market has remained a relatively small segment of the overall 3D market. Like coin-op arcade systems, home game console hardware is typically proprietary. However, the attractive price point, traditionally $200 or less, continual technological improvements and the convenience of home play that home game consoles offer have fueled the platform's substantial consumer adoption even though performance still trails that of the arcade.

     Although 3D interactive electronic entertainment has historically enjoyed success on both the coin-op arcade and home game console platforms, both of which are optimized for game play, only recently has 3D entertainment begun to penetrate the PC market. Several recent developments, however, are enabling the PC to become a more suitable platform for interactive electronic entertainment. First, the emergence of more powerful microprocessors and dedicated graphics processors have provided the necessary computing power to handle the computationally intensive processing of 3D graphics at acceptable costs. Second, the PC industry has adopted wider data buses in the PC architecture that are capable of transmitting the vast streams of data needed for high quality 3D graphics. Third, cost reductions in memory and other components have allowed PC OEMs to offer lower cost, general purpose computing platforms that are ideal for 3D interactive electronic entertainment. Finally, the industry has developed and adopted industry standard 3D APIs, like Microsoft's D3D, SGI's OpenGL, and 3Dfx's own Glide, which serve as software bridges between applications and the 3D graphics processor.

     In addition to the performance capabilities of the hardware, the success of any game platform ultimately depends on the quality and quantity of software titles developed for the platform and the ease with which developers can create new software for, or port existing software to, a platform. Porting is the adaptation of software code written for one platform for use on another. For example, software written for a coin-op arcade system must be ported so that it can be played on PCs or home game consoles. Historically, porting has been technically challenging, costly and time consuming. Even though the coin-op arcade market is the proving ground for new game titles with hits in the arcade market virtually guaranteeing success in the PC and home game console markets, software developers often decide not to pursue these opportunities because of the significant engineering effort required to port a title from one platform to another. As a result, game developers and publishers have not been able to fully capitalize on their investment in software content. Consumers have been frustrated by the long delays between their first experience with a game in an arcade and the availability of the game for home use and by the significant decrease in game quality typically experienced when software titles migrate from the arcade platform to home game platforms. Thus, content developers are demanding an entertainment solution that facilitates virtually seamless porting across platforms and consumers are demanding a cost-effective solution that enables a high quality gaming experience on their choice of platform.

THE 3D DILEMMA

     The implementation of 3D graphics is extremely complex and mathematically intensive and requires significant computing power. Consequently, despite the desirability of 3D graphics, high quality 3D is not fully incorporated in the majority of PCs shipped. To date, attempts to bring high quality, affordable 3D solutions to the entertainment market have required consumers to accept a trade-off between visual realism, or fill rate, and gaming performance, or frame rate. Today, the interactive electronic entertainment industry is demanding a no-compromise 3D solution that will deliver both visual realism and performance at a cost-effective price. The solution must also drive content development by enabling developers to create a new generation of high quality 3D software that delivers a realistic and immersive experience.

THE 3DFX SOLUTION

     3Dfx has developed hardware and software technology designed to deliver superior 3D performance across multiple interactive electronic entertainment platforms in a cost-effective manner. 3Dfx's technology is optimized to alleviate the traditional consumer trade-off between visual quality and gaming performance by providing a 3D solution with both high fill rates and frame rates. To that end, 3Dfx's technology enables a highly immersive, interactive 3D experience with compelling visual quality, realistic motion and complex character and scene interaction at real time frame rates. 3Dfx's first products, its current 3D media processor, Voodoo2, and its 3D/2D media processor, Voodoo Banshee, are designed around a common architecture to be utilized as the graphics engine for PCs and coin-op arcade systems.

     To promote the rapid adoption of its products, 3Dfx's architecture supports most industry standard APIs, including Microsoft's D3D and SGI's OpenGL. 3Dfx believes that game titles using any of these APIs in conjunction with its 3D and 3D/2D media processor products offer compelling performance when compared to performance achieved by competing hardware solutions. Additionally, 3Dfx has developed Glide, its proprietary, low-level 3D API. Glide was designed to optimize the performance of software designed for any entertainment platform powered by 3Dfx's 3D and 3D/2D media processors, and affords virtually seamless portability of game content across multiple entertainment platforms. The content provider's ability to rapidly port software titles to numerous platforms reduces the developer's time to market from the arcade to the PC, significantly reduces the costs of porting across multiple platforms, provides a successful title with enormous exposure and allows both the game developer and the publisher to more effectively leverage their investment in a given title. 3Dfx believes that these are powerful incentives for the leading PC OEMs and arcade manufacturers, software content developers and publishers to use and design applications for the 3Dfx graphics engine.

STRATEGY

     3Dfx's objective is to establish its products as the standard 3D and 3D/2D media processors in the interactive electronic entertainment market. Key elements of 3Dfx's business strategy include:

     Focus on Interactive Electronic Entertainment Market. The interactive electronic entertainment market is currently a multi-billion dollar industry that is growing rapidly. 3Dfx believes that the compelling visual quality and high performance graphics enabled by its 3D and 3D/2D media processors make its 3D solution ideal for use in this market in which users demand a high quality 3D experience. 3Dfx's strategy is to develop and introduce products that cost-effectively deliver 3D performance levels that meet the demanding requirements of the major interactive electronic entertainment platforms. Moreover, given the technical challenge of offering a high quality 3D solution, 3Dfx believes that this market offers significant potential for continued innovation of cost-effective, high performance 3D and 3D/2D media processors.

     Promote Content Development. 3Dfx believes that the availability of a sufficient number of high quality, commercially successful software game titles and applications drives hardware sales. Therefore, to become the standard in the 3D interactive electronic entertainment arena, 3Dfx is collaborating with content developers to create software entertainment titles designed to work with 3Dfx's hardware. Currently, over 250 such software entertainment titles are commercially available. 3Dfx attracts these developers by giving them the opportunity to differentiate their software products with high quality 3D graphics, feature rich special effects and real time frame rates. With a solution that enables game content to be easily ported across the major interactive entertainment platforms, 3Dfx offers its software partners easy access to multiple platform outlets for their products. To encourage developers and publishers to develop content based on 3Dfx's technology, 3Dfx has devoted significant resources to its developer relations program, which currently includes over 1,000 content developers, game publishers and independent software vendors, or ISVs.

     Pursue Branding Strategy. 3Dfx continues to devote substantial marketing resources towards establishing 3Dfx as a recognizable brand. In addition to on-going efforts with both software developers and publishers in the PC market to promote the 3Dfx brand and the software's compatibility with 3Dfx's products, 3Dfx continues to invest in its branding efforts. 3Dfx has partnered with several high profile marketing and advertising agencies to execute its innovative global branding campaign. This campaign includes widespread print and media advertising as well as various internet-based initiatives.

     Extend Technical Leadership. 3Dfx offers leading performance 3D and integrated 2D/3D media processors primarily targeted toward the high-end of the interactive electronic entertainment market. 3Dfx intends to continue to leverage its technology at the high-end of the 3D interactive electronic entertainment market in order to optimize and cost-reduce such solutions for more mainstream applications in the volume market. 3Dfx believes this strategy will create an effective barrier to entry to potential competitors.

     Leverage Success in Retail Distribution Channel into OEM Channel. 3Dfx's efforts to date have largely been focused on the multimedia add-in card market. With the introduction of Voodoo Banshee, which provides a single chip, integrated 2D/3D solution, 3Dfx has extended its focus to include the more mainstream PC OEM market. 3Dfx believes that its success in branding both 3Dfx and its Voodoo technology at the consumer level through its efforts in the retail channel, as well as its success in working with the software content community, provide an incentive for PC OEMs to design 3Dfx products into their future product lines. 3Dfx believes that its brand equity provides PC OEMs with a differentiating feature that consumers will recognize. Additionally, using 3Dfx products enables OEMs to offer their customers immediate access to a substantial software title library, including a number of entertainment titles that function in 3D accelerated mode only when 3Dfx technology is present in the system.

     Leverage Core Technology to Address New Market Opportunities. 3Dfx is investigating opportunities to apply its 3D technology to other product applications such as set-top boxes, mobile computers, personal data assistants ("PDAs"), Internet/intranet exploration, including virtual reality mark-up language ("VRML") browsers, 3D graphical user interface ("GUI"), visual simulation, education and training applications and other 3D visualization applications.

PRODUCTS

     3Dfx's product strategy is to offer an integrated 2D/3D media processor solution comprised of hardware and embedded software designed around a common architecture that will become the standard graphics engine for the interactive electronic entertainment market. Voodoo Graphics, 3Dfx's first product, began commercial shipment in September 1996. Voodoo Rush, 3Dfx's second product commenced commercial shipment in April 1997. 3Dfx has also developed Voodoo2, which was released in the first quarter of 1998. Voodoo Banshee, a high performance, fully featured single chip 3D/2D media processor was released commercially in the third quarter of 1998. 3Dfx's newest product family, Voodoo3, was announced in late 1998 and is scheduled to begin commercial shipments in the second quarter of 1999. 3Dfx's current products, Voodoo Banshee and Voodoo2, as well as the Voodoo3 product family, are designed around a common architecture, which offers developers a clear compatible upgrade path, to be utilized as the 3D graphics engine for PCs and coin-operated ("coin-op") arcade systems.

     Voodoo2. Voodoo2, introduced in November 1997, is 3Dfx's second generation 3D-only accelerator and provides a significant increase in performance over 3Dfx's first generation Voodoo Graphics product. Commercial shipment of Voodoo2 began in the first quarter of 1998. Voodoo2 is targeted at the same markets as 3Dfx's first generation Voodoo Graphics accelerator. Voodoo2 has garnered wide acceptance with customers, including Diamond, Creative and STB.

     Voodoo2 is offered to the consumer in a configuration previously marketed by 3Dfx for use in the arcade and simulation markets. Voodoo2 is delivered as a 3-chip chipset that includes a pixel chip for controlling the display memory and two texture units that process texture maps in parallel. Voodoo2 maintains compatibility with Voodoo Graphics so virtually all existing games for Voodoo Graphics operate unchanged with Voodoo2. In addition to the features supported by Voodoo Graphics, Voodoo2 now has a more advanced triangle setup unit that increases triangle throughput to 3,000,000 triangles per second measured on a Pentium II-300 MHz MMX system. The second texture unit doubles the texturing performance for games that include support for the second texture unit. Voodoo2 provides performance of 90 Megapixels per second and 90 Megatexels per second; when the second texture unit is activated, Voodoo2 provides up to 180 Megatexels per second. Voodoo2 boards also incorporate a scan-line interleave connector that allows two boards to operate in parallel thus doubling rendering capability. In this configuration, Voodoo2 provides performance of 180 Megapixels per second and 180 Megatexels per second; when the second texture unit is activated, Voodoo2 provides up to 360 Megatexels per second.

     Voodoo Banshee. 3Dfx has also developed Voodoo Banshee, a high performance, fully featured single chip 3D/2D media processor for the PC and coin-op arcade markets. 3Dfx began commercial shipment of Banshee during the third quarter of 1998. 3Dfx developed Banshee with the intent of delivering quality 3D/2D to a broader portion of the interactive electronic entertainment market. In addition, Banshee is designed to reduce graphics system costs and to be compatible with applications designed for use with Voodoo Graphics, Voodoo Rush and Voodoo2.

     Voodoo3. The Voodoo3 product family, introduced in November 1998, is a range of new generation, integrated single chip, 3D/2D media processors targeted for the PC market. The first Voodoo3 products are expected to begin commercial shipment in the second quarter of 1999 and to be compatible with applications for earlier Voodoo family products. Voodoo3 is intended to be faster and more fully featured than previous 3Dfx products. Voodoo3's target customer base is both the retail and broader PC-OEM markets.

                                 3DFX PRODUCTS

                            COMMERCIAL
        PRODUCT            AVAILABILITY      TARGET MARKET                 KEY FEATURES
        -------            ------------      -------------                 ------------
Voodoo Graphics           September 1996  PCs, coin-op         Add-in 3D solution; systems
                                          arcade systems       scalability; consistent sustained
                                                               performance will all features
                                                               enabled; fill rate of 45 Mpixel/sec;
                                                               fully-featured triangle rate of
                                                               1.0M/sec; texture streaming; fully-
                                                               featured architecture
Voodoo Rush               April 1997      PCs                  Single board 3D/2D solution;
                                                               consistent sustained performance will
                                                               all features enabled; fill rate of 45
                                                               Mpixel/sec; fully-featured triangle
                                                               rate of 800K/sec; texture streaming;
                                                               fully-featured architecture; 3D in a
                                                               window
Voodoo2                   March 1998      PCs, coin-op         Add-in 3D solution; systems
                                          arcade systems       scalability; consistent sustained
                                                               performance will all features
                                                               enabled; fully-featured triangle rate
                                                               of up to 3.0M/sec; texture streaming;
                                                               on-chip triangle set up;
                                                               fully-featured architecture
Voodoo Banshee            August 1998     PCs, coin-op         Single chip 3D/2D solution; large
                                          arcade systems       feature set; fully integrated
                                                               architecture; high sustained fill
                                                               rate and triangle rate with all
                                                               features enabled; compatible 3D
                                                               architecture with Voodoo Graphics and
                                                               Voodoo 2
Voodoo3                   Expected        PCs, coin-op         Single chip 3D/2D solution; large and
                          second quarter  arcade systems       enhanced feature set; fully
                          1999                                 integrated architecture; AGP2X; high
                                                               sustained fill rate and triangle rate
                                                               with all features enabled; compatible
                                                               3D architecture with Voodoo Graphics,
                                                               Voodoo 2, and Voodoo Banshee

CUSTOMERS

     3Dfx markets its products to PC and graphics board OEMs and manufacturers of coin-op arcade systems. 3Dfx works closely with its customers and software developers during the design process of entertainment platforms and the development phase of software titles and applications. 3Dfx believes that this close technical collaboration facilitates the integration of 3Dfx's products into its customers' entertainment platforms. There can be no assurance, however, that design wins will ultimately result in orders or that 3Dfx will retain such customers through the ongoing and recurring design-in process. The following is a representative list of the companies that are either direct or indirect customers of 3Dfx or companies with which 3Dfx has design wins:

A-trend Technology(1)
Creative Technology, Ltd.
Diamond Multimedia Systems, Inc.
Elitetron Electronic Co., Ltd.
ELSA A.G.
Fountain Technology
Gateway 2000, Inc.(1)
Guillemot International
Micron Electronics, Inc.(1)
Quantum3D, Inc.
Skywell Technology Corp.(1)
STB Systems, Inc.
TechWorks, Ltd.
Tiny Computers

---------------
(1) Indirect customer that purchases products from 3Dfx's board level customers.

     Because of 3Dfx's limited operating history and early stage of development, it has only a limited number of customers and its sales are highly concentrated. Revenues derived from sales to Diamond (and its subsidiaries), Creative (and its subsidiaries) and Elitetron accounted for approximately 32%, 26% and 16%, respectively, of revenues for 1998. Revenues derived from sales to Diamond and Elitetron accounted for approximately 37% and 16%, respectively, of revenues for 1997. Revenues derived from sales to Orchid Technology, Diamond and WMS Industries, Inc. ("Williams") accounted for approximately 44%, 33% and 11%, respectively, of revenues for 1996. 3Dfx expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future.

SALES AND MARKETING

     3Dfx sells its products to manufacturers of graphics and multimedia accelerator subsystems for PCs and coin-op arcade systems and to PC OEMs through a network of domestic and international independent sales representatives and distributors. In the United States and Canada, 3Dfx has 8 sales representatives. 3Dfx also sells its products directly to certain OEM customers in each of 3Dfx's target markets. Outside the United States and Canada, primarily in the Far East and Europe, 3Dfx's products are sold through 8 sales representatives. 3Dfx maintains a sales management organization that is primarily responsible for supporting independent sales representatives and distributors and making direct sales to customers that prefer to transact directly with 3Dfx. As of December 31, 1998, 3Dfx employed 52 individuals in its sales, marketing and customer support organization.

     To meet customer requirements and achieve design wins, 3Dfx's sales and marketing personnel work closely with customers, potential customers and leading industry software and hardware developers to define product features, performance, price and market timing of new products. 3Dfx provides customers with early access to technical design information and specifications, documentation, in-house engineering support, first chip product samples and product development plans. This effort is coordinated by 3Dfx's sales management organization and is supported by in-house applications engineers and marketing personnel. 3Dfx's applications engineers frequently work with existing and potential customers to assist them with their design projects. 3Dfx believes that these efforts contribute to 3Dfx's understanding of customer needs and assist 3Dfx in developing products that meet customer requirements.

     To encourage software title developers and publishers to develop games optimized for platforms utilizing 3Dfx's products, 3Dfx seeks to establish and maintain strong relationships in the software development community. 3Dfx has branded a marketing effort named the "Buddy Program" that employs 3Dfx's expertise in software development to assist developers through an on-site assistance program, sample source code and electronic communication. As part of the Buddy Program, 3Dfx has assigned a software engineer to each strategic developer to assist with product development. Generally 3Dfx's assigned software engineer interacts with the developer both remotely and through on-site visits and, by working closely with the development team, attempts to ensure that the developer fully exploits the 3D graphics capabilities of 3Dfx's products. Another key element of 3Dfx's sales and marketing strategy has been the development of manufacturing qualified reference design kits for 3Dfx's 3D and 3D/2D media processors. 3Dfx uses the reference design kits to seed important developers before the commercial introduction of 3Dfx's products to ensure early software availability, and after commercial introduction to encourage on-going support of 3Dfx's products. 3Dfx believes that its close relationships with and attention to content developers encourages the development of software for 3Dfx's hardware, provides 3Dfx with information regarding the needs and concerns of the development community and enables 3Dfx to continually assess opportunities for future software projects.

     As of December 31, 1998, more than 300 game titles for the PC and more than 10 arcade titles using 3Dfx's hardware were commercially available. The PC game titles use different APIs, including Glide, D3D and OpenGL, or some combination thereof. The following table is a representative list of game titles for use with platforms utilizing 3Dfx's hardware that were commercially available as of December 31, 1998:

         TITLE               PUBLISHER              DEVELOPER                 API            PLATFORM
         -----               ---------              ---------                 ---            --------
Need for Speed III.....  Electronic Arts     EA Canada                 Glide/D3D                PC
Thief: The Dark
  Project..............  Eidos               Looking Glass Technology  D3D                      PC
Star Wars Rogue
  Squadron.............  Lucas Arts          Factor 5                  Glide/D3D                PC
Uprising 2.............  3DO                 Cyclone Studios           Glide                    PC
SiN....................  Activision          Ritual Entertainment      OpenGL                   PC
Star Seige Tribes......  Sierra              Dynamix                   Glide/OpenGL             PC
Populous: The
  Beginning............  Electronic Arts     Bullfrog                  D3D                      PC
Myth 2: Soulblighter...  Bungie              Bungie                    Glide/D3D                PC
Dark Vengeance.........  GT Interactive      Reality Bites             D3D                      PC
X Games Pro Boarder....  Electronic Arts     Radical Entertainment     D3D                      PC
Half Life..............  Sierra              Valve Entertainment       OpenGL                   PC
Madden 99..............  Electronic Arts     Tiburon                   Glide/D3D                PC
Unreal.................  GT Interactive      Epic Megaganes            Glide/OpenGL/D3D         PC
FIFA 99................  Electronic Arts     EA Canada                 Glide/D3D                PC
Gameday 99.............  989 Studios         989 Studios               Glide/D3D                PC
Tomb Raider 3..........  Eidos               Core Design               D3D                      PC
Test Drive 5...........  Accolade            Pitbull Syndicate         Glide/D3D                PC
SCARS..................  Ubisoft             Ubisoft                   Glide/D3D                PC
Red Guard..............  Bethesda Softworks  Bethesda Softworks        Glide                    PC
Tiger Woods Golf 99....  Electronic Arts     Electronic Arts           Glide/D3D                PC
Klingon Honor Guard....  Microprose          Microprose                Glide                    PC
Heretic 2..............  Activision          Raven Software            OpenGL                   PC
NFL Blitz 99...........  Midway              Atari Games               Glide              Coin-op arcade
Gauntlet Legends.......  Midway              Atari Games               Glide              Coin-op arcade

     To enhance awareness of 3Dfx's 3D graphics solutions, 3Dfx has created several proprietary demonstrations that showcase the performance and features made possible by 3Dfx's products. These demonstrations, which are sometimes bundled with an OEM's product, are shown to software developers, OEMs, VARs (value-added resellers) and tradeshow audiences. 3Dfx believes that these demonstrations effectively demonstrate the immediate potential for high quality 3D graphics in interactive electronic entertainment and effectively differentiate 3Dfx's product offerings from competing products. 3Dfx continues to devote substantial marketing resources towards establishing 3Dfx as a recognizable brand. 3Dfx has been working with both software developers and publishers in the PC market to prominently display the 3Dfx logo on their software product boxes to indicate that the software is compatible with 3Dfx's products. To further identify 3Dfx in the marketplace, several software products display a spinning version of the 3Dfx logo on the screen while loading. 3Dfx believes that this strategy creates brand awareness. 3Dfx further believes that consumer awareness of its products will speed adoption of 3Dfx's architecture in the mass market, lead to increasing availability of 3Dfx enabled software content and help establish 3Dfx as the standard 3D solution for the interactive electronic entertainment market.

     3Dfx's marketing activities also consist of participation in industry tradeshows, marketing communications and market development activities designed to generate awareness of 3Dfx and its products. Such activities include ongoing contact with industry press and analysts and selective advertising in entertainment and game industry publications. In March 1998, Dimension Publishing introduced a quarterly magazine dedicated exclusively to 3Dfx products. This magazine includes software title and hardware release schedules, product reviews, gaming tips and other information that enhance the return on the consumer's investment in 3Dfx based products. 3Dfx believes that this magazine helps build 3Dfx's brand image while concurrently increasing awareness in the marketplace about 3Dfx products. 3Dfx is also active in the promotion of its products through 3D graphics news groups on the Internet. 3Dfx intends to continue to promote the 3Dfx name and trademarks to create a recognizable industry standard for high quality 3D entertainment.

TECHNOLOGY

  3D Technology

     The technology necessary to create interactive, realistic and visually engaging 3D at high frame rates is extremely compute intensive, complex and technically challenging. Today, 3D graphics companies face the challenge of designing affordable products that offer realistic 3D graphics with full screen resolution in real time for the mainstream PC market. The substantial complexity and technical demands of achieving this level of 3D graphic performance requires compute and pixel processing power and memory bandwidths well beyond what is available in typical general purpose CPUs. Specialized 3D graphics processors address this limitation by implementing all or part of what is referred to as the "3D Pipeline" by providing dedicated 3D graphics processing capability.

     The 3D Pipeline is a sequence of operations, which starts with three dimensional model data, position and desired lighting models and results in 2D pixels displayed on a computer monitor or television display. The creation of a single 3D image from the numerical mode is comprised of three primary steps: tessellation, geometry and rendering.

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

     - Rendering or Rasterization. The third primary phase of the 3D Pipeline, called triangle rendering or triangle rasterization, is the most important phase for creating a quality 3D image. During this phase, a two-dimensional image, capable of being displayed on a PC monitor or television set, is created from the discrete, three-dimensional model that emerged from the geometry phase. Within each particular triangle, pixels are computed, rendered and displayed according to a complex set of rules. Final image quality depends on the number and types of techniques applied to each particular pixel. Various techniques are applied in the rendering phase to achieve photo-realistic images, including scan conversion, shading, texture-mapping and various perspective enhancements. More advanced techniques in rendering include MIP mapping, texture filtering, anti-aliasing, subpixel correction, fogging, alpha-blending, and depth cueing.

     The rasterization stage of the 3D Pipeline permits a significant level of quality improvements, which can be achieved by the application of many techniques. While these techniques can make a qualitative difference in the realism that a 3D image conveys to the viewer, many of these techniques are highly compute intensive. As a result, if performance is not sufficient given the number and type of techniques used, the overall experience of the user will be diminished. In order for a 3D image to achieve realistic animation on a monitor screen in real-time and with excellent visual quality, as many as twenty billion operations per second might be necessary. Most PC systems that are equipped with 3D hardware accelerators perform the tessellation, transformation, lighting, and clipping operations on the CPU and pass the results to the 3D acceleration hardware for triangle setup and rendering to complete the 3D pipeline. In most cases, the rasterization stages of the 3D Pipeline is handled by a graphics processor, which has a focused range of operation.

  3Dfx Architecture and Technology

     The primary goal of Voodoo2 and Voodoo Banshee and 3Dfx's 3D and 3D/2D media processors under development is to provide workstation-quality 3D performance at an affordable price. Furthermore, the scaleable nature of the 3Dfx solution is applicable across different markets and different price targets without re-engineering the core logic. The block diagram below is an outline of 3Dfx's Voodoo Graphics product:

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

     The performance benefits of having separate, dedicated frame buffer memory distinct from texture memory is dramatic. While traditional consumer-oriented 3D and 3D/2D media processors have utilized a common pool of memory for both frame buffer and texture storage, the 3Dfx solution allows for Z-buffering and alpha-blending operations, performed in the frame buffer memory, to operate independently from texture map lookup, performed in the dedicated texture memory. The result is an architecture which maintains full performance when all of the advanced 3D rendering features are enabled.

     Due to the design's scalability, multiple texelfx chips may be chained together to form a "texture streaming" architecture, where multiple texture maps may be accessed independently and blended together, a technique known as "texture compositing" with no degradation in quality. In addition, multiple complete pixelfx/texelfx subsystems may be chained together to double the raw rendering capability for high performance solutions.

     To further reduce the solution cost of its products and to specifically address PC-OEM designs, 3Dfx developed Voodoo Banshee, which is a high performance, fully-featured single chip, 3D/2D media processor for the PC and coin-op arcade markets. In addition, 3Dfx offers Glide, its proprietary API, as a development tool to enable the optimal performance and easy, low cost cross platform portability of software content developed for 3Dfx's 3D and 3D/2D media processor products.

     Research and development expenses were $34.0 million, $12.4 million and $9.4 in 1998, 1997 and 1996, respectively.

MANUFACTURING

     3Dfx has adopted a "fabless" manufacturing strategy for its semiconductor products whereby 3Dfx employs world class suppliers for all phases of the manufacturing process, including, manufacturing, assembly, testing, and packaging. This strategy leverages the expertise of its industry leading, ISO Certified, suppliers in such areas as fabrication, packaging, quality control and assurance, reliability, and testing, and allows 3Dfx to avoid the significant costs and risks associated with owning and operating such operations. Third party suppliers manufacture 3Dfx's semiconductor products. These suppliers are responsible for procurement of raw materials used in the production of these products. 3Dfx believes that raw materials required are readily available. As a result, 3Dfx can focus its resources on product design, quality assurance, marketing and customer support.

     Wafers for 3Dfx's Voodoo family of products are currently fabricated for 3Dfx by Taiwan Semiconductor Manufacturing Corporation ("TSMC"), which is the largest independent foundry in the world. TSMC currently produces the semiconductor die for 3Dfx using standard 0.35 micron and 0.25 micron Application Specific Integrated Circuit ("ASIC") Complimentary-symmetry Metal-Oxide Semiconductor ("CMOS") process technology. The semiconductor die is packaged by Advanced Semiconductor Engineering Group ("ASE") and Caesar Technology, Inc. Additionally, ASE tests the semiconductor die, tests the finished product and ships the finished product to 3Dfx or to its customers. All of 3Dfx's suppliers have their manufacturing operations located in Taiwan, R.O.C. The fabrication of semiconductors is a complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. Once production yield for a particular product stabilizes, 3Dfx pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, 3Dfx must pay an agreed price for wafers regardless of yield. Accordingly, in this circumstance, 3Dfx bears the risk of final yield of good die. Poor yields would materially adversely affect 3Dfx's revenues, gross margin and results of operations. As 3Dfx's relationships with TSMC and any additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting 3Dfx's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of 3Dfx's potentially limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in 3Dfx's per unit costs and force 3Dfx to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross profit.

     All of 3Dfx's commerce is performed through purchase orders without additional or supplementary agreements. While there can be no assurance that 3Dfx will be able to secure sufficient manufacturing capacity to meet product demand in the future, which could have material adverse effects on 3Dfx's business, 3Dfx believes that it has developed strong relationships with its suppliers, and has experienced no material manufacturing concerns to date. Although 3Dfx is confident in its suppliers' abilities to fulfill product requirements, 3Dfx has been in active contact with other semiconductor fabrication foundries in an effort to further diversify its supplier manufacturing base. 3Dfx has held discussions with certain potential suppliers and, in the case of one supplier, has reviewed the technology and facilities of such supplier and has run test wafers to qualify its process. However, 3Dfx has not yet selected a second source of supply for wafers. 3Dfx has two sources for assembly.

     In the event of production difficulties, shortages or delays experienced by any one of its suppliers, 3Dfx's business, financial condition, or results of operation may be adversely impacted. Furthermore, although quality assurance measures have been taken, there can be no guarantee against defects affecting the quality, performance or reliability of 3Dfx's products. Any such defects could require costly product recalls or cessation of shipments, adversely affecting 3Dfx's business, financial condition and results of operations, and resulting in a decline of revenues, increased costs (associated with return, repair, replacement and shrinkage associated with such defects), cancellations or reschedulings of customer orders and shipments.

COMPETITION

     The markets in which 3Dfx compete are intensely competitive and are likely to become more competitive in the future. Existing competitors and new market entrants may introduce products that are less costly or provide better performance or features than 3Dfx's products. 3Dfx does not compete on the basis of price alone. 3Dfx believes that the principal competitive factors for 3D graphics products are:

     - Product performance and quality

     - Conformity to industry standard APIs

     - Access to customers and distribution channels

     - Price

     - Product support

     - Ability to bring new products to the market in a timely way

     Many of 3Dfx's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than 3Dfx. These competitors may also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than 3Dfx. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of 3Dfx's principal competitors offer a single vendor solution because they maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

     3Dfx seeks to use strategic relationships to augment its capabilities. However, the benefits of these relationships may not be realized or sufficient to overcome the established positions of 3Dfx's largest competitors as suppliers to the PC OEM and retail markets. Regardless of the relative qualities of 3Dfx's products, the market power, product breadth and customer relationships of its larger competitors can be expected to provide such competitors with substantial competitive advantages.

     3Dfx competes primarily against companies that typically have operated in the PC 2D graphics market and that now offer 3D capability as an enhancement to their 2D solutions. These competitors include ATI Technologies, Inc., S(3) Incorporated and Trident Microsystems, Inc. Many of these competitors have introduced 3D functionality on new iterations or existing graphics chips. 3Dfx also competes with companies that have recently entered the market with an integrated 3D/2D solution but which have not traditionally manufactured 2D solutions. These competitors include 3Dlabs, Inc., Ltd., nVidia Corporation and Micron Technology, Inc. 3Dfx also competes with Videologic Group Plc which has partnered with NEC to focus exclusively on developing a 3D solution for the interactive electronic entertainment market. 3Dfx also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market. These competitors include 3Dlabs, Integraph Corporation, Real 3D, an operating unit of Lockheed Martin Corp., and Silicon Graphics, Inc. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. Additionally, Intel has recently entered the 3D graphics market, targeting its efforts at the mainstream PC market. These companies may enter the interactive electronics entertainment market and, if they do, 3Dfx may not be able to compete successfully against them.

PATENTS AND PROPRIETARY RIGHTS

     3Dfx relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. 3Dfx has seven patent applications pending in the United States Patent and Trademark Office ("PTO") and 10 foreign patent applications pending. In addition, five United States patents have been issued to 3Dfx. There can be no assurance that 3Dfx's pending patent applications or any future applications will be approved, that any issued patents will provide 3Dfx with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on 3Dfx's ability to do business. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to 3Dfx's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that 3Dfx can meaningfully protect its intellectual property. The failure of 3Dfx to meaningfully protect its intellectual property could have a material adverse effect on 3Dfx's business, financial condition and results of operations.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against 3Dfx. However, 3Dfx may from time to time receive notice of claims that 3Dfx has infringed patents or other intellectual property rights owned by others. 3Dfx may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to 3Dfx. The failure to obtain a license from a third party for technology used by 3Dfx could cause 3Dfx to incur substantial liabilities and to suspend the manufacture of products. Furthermore, 3Dfx may initiate claims or litigation against third parties for infringement of 3Dfx's proprietary rights or to establish the validity of 3Dfx's proprietary rights. Litigation by or against 3Dfx could result in significant expense to 3Dfx and divert the efforts of 3Dfx's technical and management personnel, whether or not such litigation results in a favorable determination for 3Dfx. In the event of an adverse result in any such litigation, 3Dfx could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses for the infringing technology. There can be no assurance that 3Dfx would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by 3Dfx of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that, in the event that any third party makes a successful claim against 3Dfx or its customers, a cross-licensing arrangement could be reached. If a license is not made available to 3Dfx on commercially reasonable terms, 3Dfx's business, financial condition and results of operations could be materially adversely affected.

     There can be no assurance that infringement claims by third parties or claims for indemnification by other customers or end users of 3Dfx's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect 3Dfx's business, financial condition and results of operations. Any limitations on 3Dfx's ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by 3Dfx to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on 3Dfx's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1998, 3Dfx had 247 employees, 151 of whom were engaged in engineering, and 96 of whom were engaged in marketing, sales, operations and administrative positions. As of December 31, 1998, all of 3Dfx's employees were located in the United States. No employee of 3Dfx is covered by collective bargaining agreements, and 3Dfx believes that its relationship with its employees is good.

     3Dfx's ability to operate successfully depends in significant part upon the continued service of certain key technical and managerial personnel, and its continuing ability to attract and retain additional highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that 3Dfx can retain such personnel or that it can attract or retain other highly qualified technical and managerial personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect upon 3Dfx's business, financial condition and results of operations.

ITEM 2. PROPERTIES

     3Dfx leases approximately 77,805 square feet for its headquarters in one building in San Jose, California pursuant to a lease the expires on April 30, 2007, with an option to extend the lease for an additional five-year term. In addition, 3Dfx leases approximately 52,040 square feet in a building adjacent to its San Jose headquarters pursuant to a lease that expires in 2007, with an option to extend the lease for an additional three-year term. 3Dfx also leases approximately 787 square feet in Dresher, Pennsylvania for its regional sales offices. 3Dfx also has engineering offices located in Bellevue, Washington (approximately 2,134 square feet), Austin, Texas (approximately 10,420 square feet) and Fort Collins, Colorado (approximately 1,215 square feet) and a European office (approximately 1,000 square feet) located in London, England. 3Dfx believes that its current facilities are adequate for its current needs and will be adequate to meet its needs for the foreseeable future. 3Dfx also believes that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     On September 21, 1998, 3Dfx Interactive, Inc. filed suit against nVidia Corporation ("nVidia") in Northern California District Federal Court. The complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. Discovery in the case is presently under way.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     3Dfx Interactive's common stock has been quoted on the Nasdaq National Market under the symbol "TDFX" since 3Dfx's initial public offering on June 25, 1997. Prior to such time, there was no public market for 3Dfx's common stock. The following table sets forth for the periods indicated the high and low sale prices per share for 3Dfx's common stock as reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 1997
  Second Quarter (from June 25, 1997).......................  $14.75   $12.50
  Third Quarter.............................................   18.63     8.88
  Fourth Quarter............................................   23.00    13.75
FISCAL YEAR 1998
  First Quarter.............................................   29.94    20.75
  Second Quarter............................................   35.25    15.06
  Third Quarter.............................................   22.50     8.00
  Fourth Quarter............................................   17.38     8.75
FISCAL YEAR 1999
  First Quarter (through February 3, 1999)..................   16.00    11.63

     On February 3, 1999, the reported last sale price of the Common Stock on the Nasdaq National Market was $12.31 per share. As of December 31, 1998, there were approximately 318 holders of record of 3Dfx's Common Stock.

DIVIDEND POLICY

     3Dfx has never declared or paid cash dividends on its capital stock. 3Dfx currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

                                                                   FISCAL YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                               1998        1997        1996       1995
                                                             --------    --------    --------    -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues(1)................................................  $202,601    $ 44,069    $  6,390    $    --
Cost of revenues...........................................   119,618      22,611       5,123         --
                                                             --------    --------    --------    -------
  Gross profit.............................................    82,983      21,458       1,267         --
                                                             --------    --------    --------    -------
Operating expenses:
  Research and development.................................    34,045      12,412       9,435      2,940
  Selling, general and administrative......................    35,441      11,390       6,642      2,166
                                                             --------    --------    --------    -------
         Total operating expenses..........................    69,486      23,802      16,077      5,106
                                                             --------    --------    --------    -------
Income (loss) from operations..............................    13,497      (2,344)    (14,810)    (5,106)
Interest and other income, net(2)..........................    15,869         630          59         67
                                                             --------    --------    --------    -------
Income (loss) before income taxes..........................    29,366      (1,714)    (14,751)    (5,039)
Provision for income taxes.................................     7,663          --          --         --
                                                             --------    --------    --------    -------
Net income (loss)..........................................  $ 21,703    $ (1,714)   $(14,751)   $(5,039)
                                                             ========    ========    ========    =======

Basic net income (loss) per share..........................  $   1.45    $  (0.16)   $  (1.74)   $ (0.82)
                                                             ========    ========    ========    =======
Diluted net income (loss) per share........................  $   1.33    $  (0.16)   $  (1.74)   $ (0.82)
                                                             ========    ========    ========    =======
Shares used in basic net income (loss) calculation.........    14,917      10,767       8,467      6,173
                                                             ========    ========    ========    =======
Shares used in diluted net income (loss) calculation.......    16,353      10,767       8,467      6,173
                                                             ========    ========    ========    =======

BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..........  $ 95,980    $ 34,921    $  5,291    $   865
Working capital (deficit)..................................   110,871      37,456       6,637       (307)
Total assets...............................................   184,121      61,917      15,581      2,440
Other long term liabilities................................       284         546         632        544
Retained Earnings (accumulated deficit)....................       199     (21,504)    (19,790)    (5,039)
Total shareholders' equity.................................   126,313      44,274       9,621        552

---------------
(1) Fiscal 1997 includes $1.8 million of development contract revenues recognized under the Sega Agreement. No amounts were recognized in any other period.

(2) In July 1998, the Company reached an agreement with Sega in conjunction with a lawsuit which the Company filed against Sega in August 1997. Fiscal 1998 includes a one-time recognition of income based on the settlement.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the sentence in the first paragraph under "Overview" regarding anticipated revenue growth; the sentences in the second paragraph under "Overview" regarding availability of Voodoo3; the sentences in the second paragraph under "Overview" regarding expected customer concentration and customer loss; the sentence in the third paragraph under "Overview" regarding availability of raw materials; the sentences in the third paragraph under "Results of Operations" regarding factors affecting gross margin; the sentences in the fourth and fifth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the sentences under the subheading "Year 2000 Compliance" regarding the year 2000 issue; the sentence in the second paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the fourth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results." These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

OVERVIEW

     3Dfx Interactive, Inc. was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. 3Dfx had no operations during the period from inception (August 24, 1994) through December 31, 1994. 3Dfx was considered a development stage enterprise and was primarily engaged in product development and product testing until its first commercial product shipments in the third quarter of 1996. 3Dfx incurred net losses in every quarter since inception until the fourth quarter of fiscal 1997 and each quarter in fiscal 1998. 3Dfx incurred net losses of approximately $1.7 million and $14.8 million in 1997 and 1996, respectively. 3Dfx generated net income of $21.7 million in 1998 and had retained earnings of $199,000 at December 31, 1998. The net losses were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of 3Dfx's products. Although 3Dfx has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

     3Dfx derives revenue from the sale of 3D and 3D/2D media processors designed for use in PCs and coin-op arcade systems. 3Dfx began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996. 3Dfx's second product, the Voodoo Rush chipset, began commercial shipments in April 1997. 3Dfx's third product, Voodoo2, became commercially available in March 1998. In August 1998, 3Dfx began shipping Voodoo Banshee, which is a high performance, full-featured single chip 3D/2D media processor for the PC and coin-op arcade markets. In November 1998, 3Dfx introduced its Voodoo3 product family of enhanced and more fully-featured, single chip 3D/2D media processors. 3Dfx expects to begin shipment of the Voodoo3 product family in the second quarter of 1999. As a result of 3Dfx's limited operating history and early stage of development, it has only a limited number of customers. Revenues derived from sales to Diamond (including its subsidiaries), Creative (including its subsidiaries) and Elitetron accounted for approximately 32%, 26% and 16% of revenues, respectively, in 1998. Revenues derived from sales to Diamond and Elitetron accounted for approximately 37% and 16%, respectively, of revenues in 1997. Revenues derived from sales to Orchid Technology, Diamond and Williams accounted for approximately 44%, 33% and 11%, respectively, of revenues in 1996. 3Dfx expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on 3Dfx's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on 3Dfx's revenues and profitability on a quarterly basis. 3Dfx anticipates that if the merger with STB is consummated, it will lose several of its current customers.

     As part of its manufacturing strategy, 3Dfx leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows 3Dfx to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. 3Dfx does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of 3Dfx's wafers are currently manufactured by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan. 3Dfx obtains manufacturing services from TSMC on a purchase order basis. 3Dfx provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to 3Dfx's orders. 3Dfx purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, 3Dfx pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, 3Dfx must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of products revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of 3Dfx's products. 3Dfx believes that raw materials required are readily available. 3Dfx's products are packaged by two third party subcontractors, Advanced Semiconductor Engineering Group ("ASE") and Caesar Technology, Inc. All of 3Dfx products are tested by ASE. Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement. All purchases of wafers and assembly and test services are denominated in U.S. dollars.

     In connection with the grant of stock options to employees since inception (August 1994) through the effective date of 3Dfx's IPO, 3Dfx recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. This amortization resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in each of the years ended December 31, 1998 and 1997, and $196,000 (of which $50,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in the year ended December 31, 1996, and will result in charges over the next 6 quarters aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data of 3Dfx expressed as a percentage of revenue for each of the periods indicated:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                             1998       1997
                                                             -----      -----
Revenues...................................................  100.0%     100.0%
Cost of revenues...........................................   59.0       51.3
                                                             -----      -----
Gross profit...............................................   41.0       48.7
                                                             -----      -----
  Operating expenses:
     Research and development..............................   16.8       28.2
     Selling, general and administrative...................   17.5       25.8
                                                             -----      -----
          Total operating expenses.........................   34.3       54.0
                                                             -----      -----
Income (loss) from operations..............................    6.7       (5.3)
Interest and other income, net.............................    7.8        1.4
Provision for income taxes.................................   (3.8)        --
                                                             -----      -----
Net income (loss)..........................................   10.7%      (3.9)%
                                                             =====      =====

     YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. Revenues increased 359.7% from $44.1 million in 1997 to $202.6 million in 1998. Revenues are recognized upon product shipment. Revenues in 1998 were principally attributable to sales of 3Dfx's Voodoo2, Voodoo Banshee and Voodoo Graphics chipsets. Revenues in 1997 were principally attributable to sales of 3Dfx's Voodoo Graphics and Voodoo Rush chipsets. In both years, revenue growth was as a result of increased customer demand for and market acceptance of these products.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components, the procurement of semiconductors and printed circuit board assemblies from 3Dfx's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of revenues does not include expenses related to development contract revenues. Cost of revenues increased 429% from $22.6 million in 1997 to $119.6 million in 1998. Gross profit as a percentage of revenues was 41% and 48.7% in 1998 and 1997, respectively, due to a change in product mix. Given 3Dfx's limited operating history and limited history of product shipments, 3Dfx believes that analysis of gross profit as a percentage of total revenues is not meaningful. 3Dfx's future gross profit will be affected by the overall level of sales, the mix of products sold in a period, manufacturing yields, and 3Dfx's ability to reduce product procurement costs.

     Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to 3Dfx's foundries in connection with manufacturing start-up of new products. In addition, costs associated with development contracts are included in research and development during 1997. There were no such costs in 1998. Research and development expenses increased 174.3% from $12.4 million in 1997 to $34 million in 1998. The increase reflects an increase in non-recurring engineering costs and engineering personnel costs resulting from the commencement of manufacturing of prototypes of the Voodoo Banshee chip and the Voodoo3 chipset. 3Dfx expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 211.2% from $11.4 million in 1997 to $35.4 million in 1998. The increase resulted from the addition of personnel in sales, marketing, finance and administration as 3Dfx expanded operations, increased commission expenses associated with the commencement of commercial sales and increased involvement in tradeshow and advertising activities. 3Dfx expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     Interest and Other Income, Net. Interest and other income, net increased from $630,000 in 1997 to $15.9 million in 1998. The increase is primarily related to a one-time recognition of income as a result of the recent litigation settlement reached in September 1998 relating to Sega's termination of the Technology License and Development Agreement (the "Sega Agreement") with 3Dfx in July 1997. The increase also reflects earnings from higher cash balances resulting from the completion of 3Dfx's initial public offering in June 1997 and a public offering in March 1998, partially offset by interest expense on the outstanding equipment line of credit and capital lease balances.

     Provision For Income Taxes. Provision for income taxes was $7.7 million in 1998. 3Dfx recorded no provision for income taxes in 1997 as it incurred losses during such period. At December 31, 1998, 3Dfx had net operating loss carryforwards for federal and state income tax purposes of approximately $10.7 million and $9.7 million, respectively, which expire beginning in 2011 and 2001, respectively. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in 3Dfx's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of

3Dfx's initial public offering in June 1997 resulted in an annual limitation of 3Dfx's ability to utilize net operating losses incurred prior to that date. The annual limitation is approximately $5.4 million.

     YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. Revenues increased 589.7% from $6.4 million in 1996 to $44.1 million in 1997. Revenues in 1997 included $1.8 million of development contract revenues earned under the Sega Agreement that was terminated by Sega in July 1997. No future revenues will be recognized under the Sega Agreement. Revenues from product sales are recognized upon product shipment. Revenues in 1997 were principally attributable to sales of 3Dfx's Voodoo Graphics and Voodoo Rush chipsets as a result of increased customer demand for and market acceptance of these products. Substantially all of the revenues in the year ended December 31, 1996 were derived from sale of 3Dfx's Voodoo Graphics chipset, which began commercial shipments in September 1996 and, to a lesser extent, sale of graphics subsystems.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components, the procurement of semiconductors and printed circuit board assemblies from 3Dfx's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of revenues does not include expenses related to development contract revenues. Cost of revenues increased 341.4% from $5.1 million in 1996 to $22.6 million in 1997. Gross profit as a percentage of revenues was 19.8% and 48.7% in 1996 and 1997, respectively. Cost of product revenues in 1996 reflected significant prototype and manufacturing start-up expenses incurred in connection with the initial commercial shipment of the Voodoo Graphics chipset.

     Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to 3Dfx's foundries in connection with manufacturing start-up of new products. In addition, costs associated with development contracts are included in research and development. Research and development expenses increased 31.6% from $9.4 million in 1996 to $12.4 million in 1997. The increase reflects an increase in non-recurring engineering costs and engineering personnel costs resulting from the commencement of manufacturing of prototypes of the Voodoo2 chipset and the Voodoo Banshee chip.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 71.5% from $6.6 million in 1996 to $11.4 million in 1997. The increase resulted from the addition of personnel in sales, marketing, finance and administration as 3Dfx expanded operations, increased commission expenses associated with the commencement of commercial sales and increased involvement in tradeshow and advertising activities.

     Interest and Other Income, Net. Interest and other income, net increased from net interest and other income of $59,000 in 1996 to net interest and other income of $630,000 in 1997. The increase is related to increased earnings from investments of higher cash balances resulting from the completion of 3Dfx's initial public offering in June 1997, partially offset by increased interest expense on outstanding equipment line of credit and capital lease balances.

     Provision For Income Taxes. 3Dfx recorded no provision for income taxes in 1997 and 1996 as it incurred losses during such periods. At December 31, 1997, 3Dfx had net operating loss carryforwards for federal and state income tax purposes of approximately $18.5 million and $17.5 million, respectively, which expire beginning in 2010.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results of operations data for each quarter during the years ended December 31, 1997 and 1998. This unaudited information has been prepared by 3Dfx on a basis consistent with 3Dfx's audited consolidated financial statements appearing elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. In light of 3Dfx's limited operating history, 3Dfx believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                           THREE MONTHS ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1997        1997       1997        1997       1998        1998       1998        1998
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                             (IN THOUSANDS)
Revenues..............................   $ 5,247    $ 6,507     $10,018    $22,297     $50,008    $58,643     $33,206    $60,743
Cost of revenues......................     2,582      3,278       5,352     11,399      25,730     30,443      24,971     38,474
                                         -------    -------     -------    -------     -------    -------     -------    -------
  Gross profit........................     2,665      3,229       4,666     10,898      24,278     28,200       8,235     22,269
                                         -------    -------     -------    -------     -------    -------     -------    -------
Operating expenses:
  Research and development............     1,953      2,397       3,201      4,861       5,826      8,308      10,038      9,873
  Selling, general and
    administrative....................     1,846      2,521       2,684      4,339       9,638      8,041       6,971     10,791
                                         -------    -------     -------    -------     -------    -------     -------    -------
        Total operating expenses......     3,799      4,918       5,885      9,200      15,464     16,349      17,009     20,664
                                         -------    -------     -------    -------     -------    -------     -------    -------
Income (loss) from operations.........    (1,134)    (1,689)     (1,219)     1,698       8,818(4)  11,851      (8,774)     1,605
Interest and other income (expense),
  net.................................       (27)       (64)        347        374         514      1,052      13,045      1,259
Provision for income taxes............        --         --          --         --       1,866      3,871       1,153        773
                                         -------    -------     -------    -------     -------    -------     -------    -------
Net income (loss).....................   $(1,161)   $(1,753)    $  (872)   $ 2,072     $ 7,462    $ 9,032     $ 3,118    $ 2,091
                                         =======    =======     =======    =======     =======    =======     =======    =======
Basic net income (loss) per share.....   $ (0.13)   $ (0.19)    $ (0.07)   $  0.17     $  0.57    $  0.59     $  0.20    $  0.13
Diluted net income (loss) per share...   $ (0.13)   $ (0.19)    $ (0.07)   $  0.15     $  0.50    $  0.59     $  0.20    $  0.13

     Revenues over the last eight quarters were derived primarily from the sale of the Voodoo Graphics, Voodoo Rush, Voodoo2, and Voodoo Banshee chipsets. Revenues increased significantly quarter to quarter in 1997 and in 1998, except for the third quarter ended September 30, 1998, due primarily to increased sales volumes resulting from increased customer demand for and market acceptance of these products. In the third quarter of 1998, 3Dfx experienced a significant reduction in demand as compared to historical order rates for its Voodoo2 chipset, primarily from one customer, as well as a greater than expected seasonal slowdown, which resulted in a decrease in revenues from the previous quarter. In the fourth quarter of 1998, significant increases in demand for 3Dfx's new Voodoo Banshee product, combined with a stable demand as compared to the third quarter of 1998 for its Voodoo2 chipset, resulted in significant revenue growth in the fourth quarter of 1998 as compared to the previous quarter. During the three months ended March 31, 1997 and June 30, 1997, 3Dfx recognized development contract revenues of $750,000 and $1,067,000, respectively, under the Sega Agreement for the delivery of certain engineering designs to Sega and revenues recognized under the percentage of completion method of accounting based on costs incurred relative to total contract costs. No future revenues will be recognized under the Sega Agreement.

     Cost of revenues in 1998 increased in the first, second and fourth quarters as a result of increased sales in each of these quarters. Additionally, in the fourth quarter of 1998, costs of revenues increased due to the product revenue mix during the quarter which carried lower gross margins than historically experienced. In the third quarter of 1998, cost of revenues decreased when compared to the previous quarter primarily due to lower revenues, partially offset by increased costs associated with the initial shipments of the Company's Voodoo Banshee product, additional overhead costs with respect to lower revenues as a result of a greater than expected seasonal slowdown in the retail channel, and to an increase in inventory reserves due to an exceptionally rapid rate of product lifecycle obsolescence.

     Cost of revenues in 1997 reflects significant prototype and manufacturing start-up expenses incurred in connection with the initial commercial shipments of Voodoo Graphics and Voodoo Rush. The increase in cost of revenues in the three months ended June 30, 1997, September 30, 1997 and December 31, 1997 resulted from the increases in sales in each of the respective periods. Cost of revenues in the three months ended

December 31, 1997, includes a $700,000 charge for the write off of Voodoo2 inventory which was not salable as a result of a manufacturing defect. Given 3Dfx's limited operating and product shipment history, 3Dfx believes that quarter to quarter comparisons of gross profit as a percentage of revenues are not meaningful.

     Research and development expenses increased quarter to quarter in 1998 and 1997 except for the fourth quarter of 1998. In 1998 and 1997, the increase in research and development expenses in each quarter through September 1998 reflects an increase in headcount, non-recurring engineering costs resulting from the commencement of manufacturing of the Voodoo Rush, Voodoo2 chipsets and the Voodoo Banshee and Voodoo3 chips. In the fourth quarter of 1998, research and development expenses decreased slightly from the previous quarter primarily due to a reduction in non-recurring engineering costs.

     Selling, general and administrative expenses fluctuated quarter to quarter in 1997 and 1998 primarily as a result of increased finance and administrative staffing and related costs necessary to support higher levels of operations, commission expenses associated with levels of revenues and varying levels of involvement in tradeshow and advertising activities.

     Interest and other income (expense), net fluctuated quarter to quarter in 1997 and 1998. The increase in interest and other income in the three months ended September 30, 1997 and December 31, 1997 is due to interest income earned on 3Dfx's investments as a result of higher cash balances from the completion of 3Dfx's initial public offering in June 1997, partially offset by interest expense on outstanding balances under the equipment line of credit and capital leases. The increase in interest and other income in the three months ended September 30, 1998 is primarily related to a one-time recognition of income as a result of the recent Sega litigation settlement, as well as to increased earnings from higher cash balances resulting from the completion of 3Dfx's initial public offering in June 1997 and a public secondary offering in March 1998, partially offset by interest expense on the outstanding equipment line of credit and capital lease balances.

     3Dfx believes that, even if it does achieve significant sales of its products, quarterly and annual results of operations will be affected by a variety of factors that could materially adversely affect revenues, gross profit and income from operations. Accordingly, 3Dfx believes that period to period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In certain future quarters, 3Dfx's results of operations may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock could be materially adversely affected.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As the Company has no components of other comprehensive income, there are no disclosure requirements involved in the Company's adoption of this Statement.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As the Company operates and tracks its results in only one segment, there are no additional disclosure requirements involved with the Company's adoption of this Statement.

YEAR 2000 COMPLIANCE

     Like many other companies, the Year 2000 computer issue creates risks for 3Dfx. If internal systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on 3Dfx's operations. There are two other related issues which could also lead to incorrect calculations or failures: (1) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (2) the Year 2000 is a leap year. To address these Year 2000 issues with its internal systems, 3Dfx has initiated a program, that is designed to deal with 3Dfx's internal management information systems. Assessment and remediation are proceeding in parallel and 3Dfx currently plans to have changes to those management and critical systems completed and tested by June 1999. These activities are intended to encompass all major categories of systems used by 3Dfx, including sales and financial systems. 3Dfx is also working with key suppliers of products and services to determine either that their operations and products are Year 2000 capable, or to monitor their progress toward Year 2000 capability. In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues.

     3Dfx believes that all of its products are year 2000 compliant. However, the Company is continuing to assess the capability of its products to handle the year 2000, and expects to complete that assessment by early 1999. The Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through 1999 and thereafter. As used in this section, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the company, and when used with Year 2000 Compliant computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the 3Dfx product properly exchanges date data with the 3Dfx product. The costs incurred to date related to these programs have not been material. The cost which will be incurred by 3Dfx regarding the implementation of Year 2000 compliant internal information systems, answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $300,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progress. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material impact on 3Dfx's financial condition or overall trends in results of operations. However, 3Dfx cannot guarantee that the year 2000 situation will not negatively impact the Company. In addition, the failure to ensure Year 2000 capability by a supplier or another third party could have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities in fiscal 1998 was due primarily to net income of $21.7 million, and increases of $28.5 million in accounts payable and $13.3 million in accrued liabilities, partially offset by increases of $20.1 million in inventory due to the increase in manufacturing to meet customer demand and $24.9 million in accounts receivable associated with the generation of revenues. Net cash used in operating activities in fiscal 1997 was due primarily to the net loss of $1.7 million, a $12.2 million increase in accounts receivable partially offset by a $10.3 million increase in accounts payable.

     Net cash used in investing activities was approximately $10.9 million in 1998 and $10.7 million in 1997 and was due in each period to the net maturities and purchases of investments and to the purchase of property and equipment. 3Dfx does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of December 31, 1998, 3Dfx had capital equipment of $24.1 million less accumulated depreciation of $8.5 million to support its research and development, operations and administrative activities. 3Dfx has financed approximately $2.5 million of its capital equipment from capital lease obligations through December 31, 1998. 3Dfx has an equipment line of credit which provides for the purchase of up to $3.0 million of property and equipment. At December 31, 1998, there were no borrowings outstanding under this line of credit. Borrowings under this line are secured by all of 3Dfx's owned assets and bear interest at the bank's prime rate plus 0.75% per annum (8.5% as of December 31, 1998). The agreement requires that 3Dfx maintain certain financial ratios and levels of tangible net worth profitability and liquidity. 3Dfx was in compliance with its covenants as of December 31, 1998. The lease line of credit expires in December 2001. 3Dfx expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

     Net cash provided by financing activities was approximately $58.1 million in 1998 and $34.6 million in 1997, due primarily to proceeds from the public offering in March 1998 and proceeds from the initial public offering in June 1997.

     3Dfx's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of the expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which 3Dfx's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, available borrowings under line of credit arrangements and other factors. 3Dfx believes that the proceeds from its March 1998 public offering, 3Dfx's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet 3Dfx's operating and capital requirements through at least December 1999. However, there can be no assurance that 3Dfx will not require additional financing within this time frame. 3Dfx's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact 3Dfx's future capital requirements and the adequacy of its available funds. 3Dfx may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to 3Dfx, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require 3Dfx to relinquish its rights to certain of its technologies or products. The failure of 3Dfx to raise capital when needed could have a material adverse effect on 3Dfx's business, financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS

  Risks Related to the Merger with STB Systems, Inc.

     The proposed merger of STB Systems, Inc. with and into a wholly-owned subsidiary of 3Dfx, which will result in STB becoming a wholly-owned subsidiary of 3Dfx, involves some specific risks, including the following:

     - 3Dfx and STB may encounter substantial difficulties integrating the two companies' products, technologies, research and development activities, administration, sales and marketing and other aspects of operations in a timely manner. The difficulties, costs and delays involved in this integration may increase operating costs, cause lower than anticipated financial performance or lead to the loss of customers and employees. The failure to successfully integrate 3Dfx and STB in a timely manner could result in a failure of the combined company to realize any of the anticipated benefits of the Merger and could materially harm the business of the combined company.

     - 3Dfx and STB may lose customers or suppliers as a result of the Merger. In particular, two of 3Dfx's largest customers, Creative and Diamond, compete directly with STB. During 1998, sales to Diamond (and its subsidiaries) and Creative (and its subsidiaries) represented 32% and 26% of 3Dfx's total revenue, respectively. 3Dfx expects that as a result of the Merger, sales to Diamond and Creative will be reduced significantly from prior levels and that such customers may no longer continue to be significant customers of the combined company. In addition, nVidia Corporation ("nVidia"), which is a major supplier of STB and whose graphics chips were incorporated into STB products, representing 63.9% of STB's net sales in fiscal 1998, competes directly with 3Dfx. If nVidia reduces its supply of graphics chips, the combined company may lose sales to those OEM customers that require the nVidia graphics processor for their systems.

     - The combined company will be dependent on a limited source of chips and boards because both companies will be more restricted in their ability to select products produced by either STB's or 3Dfx's competitors. If either 3Dfx's chips or STB's boards fail to meet the requirements of either company's customers, the business of the combined company could be materially harmed.

     - A significant component of the near-term success of the combined company will be continued success in the retail sales channels and there are significant risks associated with the combined company's dependence on near-term revenues in this channel.

     - The Merger will result in substantial dilution to current 3Dfx shareholders. After the Merger, the current shareholders of 3Dfx will own approximately 65.7% of the outstanding shares of 3Dfx common stock.

     - The combined company's success following the Merger will depend on the retention and integration of key personnel.

     - If the Merger is consummated, 3Dfx will issue to shareholders of STB an aggregate of approximately 8,193,800 shares of 3Dfx Common Stock (based on the number of shares of STB Common Stock outstanding as of December 31, 1998), almost all of which will be freely tradable upon consummation of the Merger. As a result, immediately after the Merger, substantial sales of 3Dfx Common Stock could occur, which could adversely affect or cause substantial fluctuations in the market price of 3Dfx Common Stock.

     - There will be substantial expenses resulting from the STB Merger of approximately $4.5 million.

     - The closing of the merger is subject to certain conditions that might not be satisfied in a timely manner, which could prevent the merger from being consummated.

In addition, in the event of the consummation of the Merger, there are a number of risks related to the business and operations of STB that would affect the operations of the combined company, including a number of the same or similar risks faced by 3Dfx identified below, as well as a number of risks specific to STB, including STB's dependence on a sole manufacturing facility, STB's dependence on suppliers, its entry into new product markets, fluctuations in its products or sales channel mix, and risks relating to environmental regulations. In the event that the merger is not consummated, 3Dfx will face other risks, including the opportunity costs associated with the pursuit of a business combination with STB.

  The Quarterly Operating Results of 3Dfx May Fluctuate

     3Dfx's quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future. These variations are the result of a number of factors, many of which are beyond 3Dfx's control. These factors include:

     - The ability to successfully develop, introduce and market new or enhanced products

     - The ability to introduce and market products in accordance with customer design requirements and design cycles

     - Changes in the relative volume of sales of various products with different margins

     - Changes in demand for 3Dfx's products and its customers' products

     - Gains or losses of significant customers or strategic relationships

     - The volume and timing of customer orders

     - The availability, pricing and timeliness of delivery of components for 3Dfx's products

     - The timing of new product announcements or introductions by competitors

     - Product obsolescence, the management of product transitions

     - Production delays

     - Decreases in the average selling prices of products

     Any one or more of the factors listed above or other factors could cause 3Dfx to fail to achieve its revenue and profitability expectations. Most of 3Dfx's operating expenses are relatively fixed in the short term. 3Dfx may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could materially harm quarterly operating results. As a result of the above factors, 3Dfx believes that you should not rely on period-to-period comparisons of results of operations as an indication of future performance. The results of any one quarter are not indicative of results to be expected for a full fiscal year.

  3Dfx Has a Limited Operating History

     3Dfx has been shipping products only since the third quarter of 1996. This limited operating history makes the assessment of 3Dfx's future operating results difficult. Additionally, 3Dfx incurred net losses of approximately $1.7 million in 1997 and $14.8 million in 1996. These net losses were attributable to the lack of substantial sales and to continuing significant costs incurred in product research, development and testing. Although 3Dfx had net income of $21.7 million in 1998, historical growth rates may not be sustained. Additionally, significant revenues or profitability may not be sustained or increased on a quarterly or annual basis in the future.

  3Dfx Faces Intense Competition

     The markets in which 3Dfx compete are intensely competitive and are likely to become more competitive in the future. Existing competitors and new market entrants may introduce products that are less costly or provide better performance or features than 3Dfx's products. 3Dfx does not compete on the basis of price alone. 3Dfx believes that the principal competitive factors for 3D graphics products are:

     - Product performance and quality

     - Conformity to industry standard application programming interfaces, or APIs

     - Access to customers and distribution channels

     - Price

     - Product support

     - Ability to bring new products to the market in a timely way

     Many of 3Dfx's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than 3Dfx. These competitors may also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than 3Dfx. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, certain of 3Dfx's principal competitors offer a single vendor solution, because they maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages.

     3Dfx seeks to use strategic relationships to augment their capabilities. However, the benefits of these relationships may not be realized or sufficient to overcome the established positions of 3Dfx's largest competitors as suppliers to the PC OEM and retail markets. Regardless of the relative qualities of 3Dfx's products, the market power, product breadth and customer relationships of its larger competitors can be expected to provide such competitors with substantial competitive advantages.

     3Dfx competes primarily against companies that typically have operated in the PC 2D graphics market and that now offer 3D capability as an enhancement to their 2D solutions. These competitors include ATI Technologies, Inc., S3 Incorporated and Trident Microsystems, Inc. Many of these competitors have introduced 3D functionality on new iterations or existing graphics chips. 3Dfx also competes with companies that have recently entered the market with an integrated 3D/2D solution but which have not traditionally manufactured 2D solutions. These competitors include 3Dlabs, Inc., Ltd., nVidia Corporation and Micron Technology, Inc. 3Dfx also competes with Videologic Group Plc which has partnered with NEC to focus exclusively on developing a 3D solution for the interactive electronic entertainment market. 3Dfx also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market. These competitors include 3Dlabs, Integraph Corporation, Real 3D, an operating unit of Lockheed Martin Corp., and Silicon Graphics, Inc. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. Additionally, Intel has recently entered the 3D graphics market, targeting its efforts at the mainstream PC market. These companies may enter the interactive electronics entertainment market and, if they do, 3Dfx may not be able to compete successfully against them.

  3Dfx Depends on the PC Market

     For 1996, 1997 and 1998, 82%, 93% and 100% of 3Dfx's revenues were derived from graphics chips sold for use in PCs. 3Dfx expects to continue to derive almost all of their revenues from the sales of products for use in PCs. The PC and graphics chips industries are cyclical and have been characterized by:

     - Rapid technological change

     - Evolving industry standards

     - Cyclical market patterns

     - Frequent new product introductions and short product life cycles

     - Significant price competition and price erosion

     - Fluctuating inventory levels

     - Alternating periods of over-capacity and capacity constraints

     - Variations in manufacturing costs and yields

     - Significant expenditures for capital equipment and product development

     The PC and graphics chips markets have also grown substantially in recent years. However, such growth may not continue. A decline in PC or semiconductor sales or in the growth rate of such sales would likely reduce demand for 3Dfx's products. Moreover, such changes in demand could be large and sudden. Since graphics board and PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers such as 3Dfx until the excess inventory has been used. Such suspension of purchases or any reduction in demand for PCs generally, or for particular products that incorporate 3Dfx's products, would materially harm 3Dfx's business.

     In addition, the PC and graphics chips industries have in the past experienced significant economic downturns at various times, characterized by lower product demand and accelerated reduction of product prices. 3Dfx may experience substantial period-to-period fluctuations in results of operations due to general semiconductor industry conditions.

  3Dfx Depends on the Retail Distribution Channel

     3Dfx's products are distributed primarily in the retail distribution channel. To access the retail channel, 3Dfx depends on graphics board manufacturers whose products are sold to consumers. These graphics board manufacturers generally are not contractually required to make future purchases of 3Dfx's products and can stop including 3Dfx's products or their graphics boards for any reason. Heavy reliance on these graphics board manufacturers makes it difficult for 3Dfx to ascertain current demand for its existing products and anticipate demand for newly introduced products. The manufacturers have, in the past, been subject to product allocation by 3Dfx and as a result may overstate their needs for 3Dfx's products in order to ensure an adequate supply. In addition, the manufacturers may overestimate consumer demand for their graphics boards. Also, initial orders for a new product may be the result of interest by the graphics board manufacturers and not an indication of long-term consumer demand. If a significant number of graphics board manufacturers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for 3Dfx's products, 3Dfx's business could be materially harmed.

  3Dfx Faces the Challenge of Growth

     3Dfx has experienced rapid growth and may continue to experience such growth. Growth has placed, and is expected to continue to place, a significant strain on 3Dfx's managerial, operational and financial resources, including their sales, customer support, research and development, and finance and administrative operations. Although some new controls, systems and procedures have been implemented, 3Dfx's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so could inhibit growth and harm the company.

  3Dfx Depends on New Product Development

     The markets for which 3Dfx's products are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. 3Dfx's businesses will depend to a significant extent on their ability to successfully develop new products. As a result, 3Dfx believes that significant expenditures for research and development will continue to be required in the future. To succeed in this environment 3Dfx must anticipate the features and functionality that customers will demand. 3Dfx must then incorporate those features and functionality into products that meet the design requirements of the PC market and the timing requirements of retail selling seasons. The success of 3Dfx's new product introductions will depend on several factors, including:

     - Proper new product definition

     - Timely completion and introduction of new product designs

     - The ability of subcontractors and component manufacturers to effectively design and implement the manufacture of new products

     - Quality of new products

     - Product performance as compared to competitors' products

     - Market acceptance of 3Dfx's and their customers' products

     - Competitive pricing of products

     - Introduction of new products to the market within the limited time window for OEM design cycles and retail selling seasons

     As the markets for 3Dfx's products continue to develop and competition increases, we anticipate that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins for 3Dfx's products will decline as products mature. Thus, 3Dfx will need to introduce new products to maintain average selling prices and gross margins. To do this, 3Dfx must successfully identify new product opportunities and develop and bring new products to market in a timely manner.

     3Dfx has in the past experienced delays in completing development and introduction of new products. The failure of 3Dfx to successfully develop and introduce new products and achieve market acceptance for such products would materially harm 3Dfx's business.

  3Dfx's Products Have Short Product Life Cycles; 3Dfx Must Successfully Manage Product Transitions

     3Dfx's products have short product life cycles. The life cycles of 3Dfx's graphics chips typically range from six to nine months. A failure by 3Dfx to successfully introduce new products within a given product cycle could materially harm its business for that cycle and possibly for subsequent cycles. Any such failure could also damage 3Dfx's brand name, reputation and relationships with their customers and cause longer term harm to their business.

     The PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. 3Dfx's products must be able to support the new features and performance levels being required by PC manufacturers at the beginning of such a transition. Otherwise, 3Dfx would likely lose business as well as the opportunity to compete for new design contracts until the next product transition. Failing to develop products with required features and performance levels or a delay as short as a few months in bringing a new product to market could significantly reduce 3Dfx's revenues for a substantial period.

     The success of 3Dfx depends upon continued market acceptance of its existing products, and its ability to continually develop and introduce new products and features and product enhancements to meet changing customer requirements. Each new product cycle presents new opportunities for competitors of 3Dfx to gain market share.

     There are long lead times for certain components used in 3Dfx's products. Therefore, 3Dfx may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand. 3Dfx's existing products may not continue to be accepted by their markets and 3Dfx may not be successful in enhancing its existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or product enhancements or the failure of such products or product enhancements to gain market acceptance would materially harm 3Dfx's businesses.

  3Dfx Has Significant Customer Concentration

     3Dfx's sales are highly concentrated among a limited number of customers. Revenues derived from sales to Diamond, Creative and Elitetron accounted for approximately 28%, 22% and 16% of revenues in 1998 and revenues derived from sales to Diamond and Elitetron accounted for approximately 37% and 16% of revenues for 1997. 3Dfx expects that a small number of customers will continue to account for a substantial portion of their revenues for the foreseeable future.

     All of 3Dfx's sales were made pursuant to purchase orders. This lack of long-term commitments, together with the customer concentration noted above, pose a significant risk. If a single customer of 3Dfx cancels an order or ceases to be a customer, 3Dfx's business and financial condition could be materially harmed.

  3Dfx Has Significant Product Concentration

     3Dfx's revenues are dependent on the markets for 3D/2D and 3D media processors for PCs and on 3Dfx's ability to compete in that market. Since 3Dfx has no other products, 3Dfx's business would be materially harmed if it were unsuccessful in selling these media processors.

     3Dfx Depends on Independent Manufacturers and Other Third Parties; 3Dfx Has No Manufacturing Capacity

     3Dfx's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. 3Dfx does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. Taiwan Semiconductor Manufacturing Company, or TSMC, currently manufactures all of 3Dfx's wafers in Taiwan. 3Dfx obtains manufacturing services from TSMC on a purchase order basis. 3Dfx depends on TSMC to:

     - Produce wafers of acceptable quality and with acceptable manufacturing yields

     - Deliver those wafers to 3Dfx and its independent assembly and testing subcontractors on a timely basis

     - Allocate to 3Dfx a portion of their manufacturing capacity sufficient to meet 3Dfx's needs

     3Dfx expects to continue to be dependent upon TSMC in the future.

     3Dfx has no readily available alternative source of supply and it could take several months to establish a strategic relationship with a new manufacturing partner. Therefore, a manufacturing disruption experienced by TSMC would impact the production of 3Dfx's products for a substantial period of time. Additionally, TSMC fabricates wafers for other companies and could choose to prioritize capacity for other uses or reduce or eliminate deliveries to 3Dfx on short notice. Any disruption in 3Dfx's access to TSMC's production capacity would materially harm 3Dfx's business.

     There are many other risks associated with 3Dfx's dependence upon third party manufacturers, including:

     - Reduced control over delivery schedules, quality assurance, manufacturing yields and cost

     - The potential lack of adequate capacity during periods of excess demand

     - Limited warranties on wafers supplied to 3Dfx

     - Potential misappropriation of 3Dfx's intellectual property

     3Dfx's products are packaged and tested by two third party subcontractors on a purchase order basis rather than under a long-term agreement. As a result of its reliance on these subcontractors to assemble and test its products, 3Dfx cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of 3Dfx's products. A significant amount of time is required to qualify assembly and test subcontractors. Therefore, product shipments could be delayed significantly if 3Dfx is required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and testing of 3Dfx's products could materially harm 3Dfx's business.

  Semiconductor Manufacturers Experience Manufacturing Yield Problems

     The fabrication of semiconductors is a complex and precise process that often experiences problems that are difficult to diagnose and time consuming or expensive to solve. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields. These yields reflect the number of good die as a proportion of the total number of die on any particular wafer. Once production yields for a product stabilize, 3Dfx pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that product. Until production yields for a product stabilize, however, 3Dfx must pay an agreed price for wafers regardless of yield. Accordingly, in this latter circumstance, 3Dfx bears the risk of final yield of good die. Poor yields would materially harm 3Dfx's business.

     Semiconductor manufacturing yields are a function of both product design, which is developed largely by 3Dfx, and process technology, which is typically proprietary to the manufacturer. Low yields may result from either design or process technology failure. Thus, yield problems may not be determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process. At that point, resolution of yield problems would require cooperation by and communication between 3Dfx and the manufacturer. The offshore location of 3Dfx's manufacturer compounds this risk because it increases the effort and time required to identify, communicate and resolve manufacturing yield problems. As 3Dfx's relationships with TSMC and any additional manufacturing partners develop, yields could be harmed from difficulties in adapting 3Dfx's technology and product design to the proprietary process technology and design rules of each manufacturer.

     3Dfx's manufacturers may not achieve or maintain acceptable manufacturing yields in the future. Because of 3Dfx's potentially limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in 3Dfx's per unit costs and force 3Dfx to allocate its available product supply among its customers. Such an allocation could potentially adversely impact customer relationships as well as revenues and gross profit. Any inability of 3Dfx to achieve planned yields from its manufacturers could materially harm 3Dfx's business, 3Dfx also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, 3Dfx's revenues and gross profit could be materially harmed.

  3Dfx Faces Risks Relating to Intellectual Property

     3Dfx relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. If these efforts are not sufficient to protect 3Dfx's intellectual property, 3Dfx's business may be harmed. Many foreign jurisdictions offer less protection of intellectual property rights than the United States. Therefore, the protection provided to 3Dfx's proprietary technology by the laws of foreign jurisdictions may not be sufficient to protect its technology.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions and it is common in the PC industry for companies to assert intellectual property infringement claims against other companies. Therefore, 3Dfx's products may become the target of infringement claims. If that were to occur, 3Dfx may be required to spend significant time and money to defend its products, redesign its products or develop or license a substitute technology. Any of these events could materially harm 3Dfx's business. Litigation by or against 3Dfx could result in significant expense to 3Dfx and could divert the efforts of 3Dfx's technical and management personnel, regardless of the outcome of such litigation.

  3Dfx's International Operations Are Subject to Certain Risks

     3Dfx relies on foreign third-party manufacturing, assembly and testing operations which are located in Asia. In addition, 3Dfx has significant export sales. These international operations subject 3Dfx to a number of risks associated with conducting business outside of the United States. These risks include:

     - Unexpected changes in legislative or regulatory requirements

     - Delays resulting from difficulty in obtaining export licenses for certain technology

     - Tariffs, quotas and other trade barriers and restrictions

     - Longer accounts receivable payment cycles

     - Difficulties in collecting payment

     - Potentially adverse tax consequences, including repatriation of earnings

     - Burdens of complying with a variety of foreign laws

     - Unfavorable intellectual property laws

     - Political instability

     - Foreign currency fluctuations

     Any of these factors could materially harm the international operations and sales of 3Dfx, and consequently, its business. Recently, the financial markets in Asia have experienced significant turmoil, which could harm 3Dfx's international sales or operations. Currently, all of 3Dfx's product sales and its arrangements with its foundry and assembly and test vendors provide for pricing and payment in U.S. dollars. To date, 3Dfx has not engaged in any currency hedging activities, although 3Dfx may do so in the future. An increase in the value of the U.S. dollar relative to foreign currencies could make 3Dfx's products more expensive and potentially less competitive in foreign markets.

  3Dfx's Stock Prices May Be Volatile

     The trading price of 3Dfx's Common Stock has in the past fluctuated and could in the future fluctuate significantly. The fluctuations have been or could be in response to numerous factors, including:

     - Quarterly variations in results of operations

     - Announcements of technological innovations or new products by 3Dfx, its customers or competitors

     - Changes in securities analysts' recommendations

     - Earnings estimates for 3Dfx

     - General fluctuations in the stock market

     3Dfx's revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of 3Dfx's Common Stock. In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for high technology companies have been particularly affected by these market fluctuations and such effects have often been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in the market price of 3Dfx's common stock.

     In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. It is possible that similar litigation could be brought against 3Dfx. Such litigation could result in substantial costs and would likely divert management's attention and resources. Any adverse determination in such litigation could also subject 3Dfx to significant liabilities.

  Risks Associated with Year 2000 Compliance

     3Dfx uses a significant number of computer software programs and operating systems in its internal operations. These include applications used in financial business systems and various administration functions, and also software programs in their products. If these software applications are unable to appropriately interpret dates occurring in the upcoming calendar year 2000, some level of modification or replacement of such software may be necessary. 3Dfx believes that all of its existing products are Year 2000 compliant and has conducted or is conducting Year 2000 compliance testing. Despite such belief, 3Dfx's products may not be Year 2000 compliant. If 3Dfx's products fail to perform, including failures due to the onset of calendar year 2000, its business would likely be materially harmed.

     3Dfx is currently evaluating its information technology for Year 2000 compliance. This evaluation includes reviewing what actions are required to make all internally used software systems Year 2000 compliant as well as actions necessary to make 3Dfx less vulnerable to Year 2000 compliance problems associated with third parties' systems. Such measures may not solve all of 3Dfx's Year 2000 problems. Any Year 2000 problems could materially harm 3Dfx's business. In addition, 3Dfx's customers and suppliers may not be year 2000 compliant, which could materially harm 3Dfx's business. See "Year 2000 Compliance" on page 23.

  3Dfx Depends on Third Party Developers and Publishers

     3Dfx believes that the availability of numerous high quality, commercially successful software entertainment titles and applications significantly affects sales of 3D and 3D/2D media processors. 3Dfx depends on third party software developers and publishers to create, produce and market software titles that will operate with 3Dfx's 3D and 3D/2D media processor products. Only a limited number of software developers are capable of creating high quality entertainment software. Competition for these resources is intense and is expected to increase. Therefore, a sufficient number of high quality, commercially successful software titles compatible with 3Dfx's products may not be developed. In addition, the development and marketing of game titles that do not fully demonstrate the technical capabilities of 3Dfx's products could create the impression that 3Dfx's technology offers only marginal performance improvements, if any, over competing products.

     3Dfx's success will be substantially affected by the adoption by software developers of Glide, its proprietary, low-level 3D API. Although 3Dfx's products support game titles developed for most industry standard APIs, 3Dfx believes that Glide currently allows developers to fully exploit the technical capabilities of 3Dfx's 3D and 3D/2D media processor products. Glide competes with APIs developed or expected to be developed by other companies having significantly greater financial resources, marketing power, name recognition and experience than 3Dfx. For example, certain industry standard APIs, such as Microsoft's D3D and SGI's OpenGL, have a much larger installed customer base and a much larger base of existing software titles. Developers may face additional costs to port games developed on other standard APIs to Glide for play on the 3Dfx's architecture. There can be no assurance that Glide will be adopted by a sufficient number of software developers or that developers who have used Glide in the past will continue to do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in item 14(a) of this Report and, for selected quarterly data, to the subsection "Quarterly Results of Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of 3Dfx are as follows:

             NAME               AGE                             POSITION
             ----               ---                             --------
L. Gregory Ballard............  44    President, Chief Executive Officer and Director
David Zacarias................  49    Vice President, Administration and Chief Financial Officer
Karl Chicca...................  41    Vice President, Operations
Michael Howse.................  36    Vice President, Corporate Marketing and Business Development
Darlene R. Kindler............  46    Vice President, Third Party
Janet Leising.................  41    Vice President, Engineering
Scott D. Sellers..............  30    Senior Vice President, Product Development and Director
Gary Tarolli..................  42    Vice President and Chief Technology Officer
Jordan G. Watters.............  36    Vice President, Worldwide Sales
Gordon A. Campbell(1).........  54    Chairman of the Board of Directors
Alex Leupp(2).................  59    Director
Anthony Sun(1)................  46    Director
James Whims(2)................  44    Director
Philip M. Young(1)............  68    Director

---------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

     L. GREGORY BALLARD has served as President, Chief Executive Officer and a director of 3Dfx since December 1996. Prior to joining 3Dfx, Mr. Ballard was President at Capcom Entertainment, Inc., a video game and multimedia entertainment company, from June 1995 through November 1996. Prior to that, Mr. Ballard served as Chief Operating Officer and Chief Financial Officer of Digital Pictures, Inc., a video game company, from May 1994 to June 1995. Mr. Ballard was President and Chief Executive Officer of Warner Custom Music Corporation, a multimedia marketing division of Time Warner, Inc., from October 1992 to May 1994, and he was President and Chief Operating Officer of Personics Corporation, a predecessor to Warner Music, from January 1991 to October 1992. Mr. Ballard also worked for Boston Consulting Group and as a practicing attorney in Washington, D.C.

     DAVID ZACARIAS has served as Vice President, Administration and Chief Financial Officer of 3Dfx since February 1998. Prior to joining 3Dfx, Mr. Zacarias served as Chief Financial Officer, from February 1993 to January 1998 and as Chief Operating Officer from July 1995 to January 1998 of OPTi Inc., a fabless semiconductor company.

     KARL CHICCA has served as Vice President, Operations of 3Dfx since June 1996. Prior to joining 3Dfx, Mr. Chicca was Vice President of Strategic Commodity Management of Maxtor Corporation, a disk drive company, from May 1995 to May 1996. He was Vice President, Materials at MiniStor Peripherals Corp. from March 1994 to April 1995. MiniStor filed a petition for relief under Chapter 11 of the Federal bankruptcy laws on April 14, 1995. From 1979 to March 1994, Mr. Chicca held various materials and manufacturing positions with International Business Machine Corporation ("IBM"), most recently as Manager of Worldwide Procurement of IBM's Storage Systems Division. Mr. Chicca received a BS in Business Administration from San Jose State University.

     MICHAEL HOWSE has served as Vice President, Corporate Marketing and Business Development since August 1998. From April 1998, when Mr. Howse first joined 3Dfx, until August 1998, Mr. Howse was Director of Business Development. Prior to joining 3Dfx, Mr. Howse was Director of Marketing at S3 Incorporated, a semiconductor company, from October 1995 to April 1998. From December 1994 to October 1995, Mr. Howse was a publisher at Creative Labs, Inc., a multimedia and graphics company. Before that from August 1991 through December 1994, Mr. Howse was co-founder and president of Total Vision, Inc., a multimedia software development company.

     DARLENE R. KINDLER has served as Vice President, Third Party since February 1998. From September 1996 to February 1998, Ms. Kindler was 3Dfx's Director of Publisher and Developer Relations. Prior to joining 3Dfx, Ms. Kindler served, from July 1996 to September 1996, as Vice President of Consumer Division, and from April 1994 to July 1996, as Director of Sales and Marketing for Data East, Inc., a licensee and publisher of Nintendo, Sony Playstation and Sega games, as well as a manufacturer and distributor of arcade games. From 1990 to April 1994, Ms. Kindler served as Director of Sales and Marketing for IREM America Corp., a Japanese company specializing in arcade games and Nintendo consumer products. Ms. Kindler was Manager of International Marketing at Nintendo of America, Inc., a manufacturer of home console video game machines, from 1984 to 1990.

     JANET LEISING has served as Vice President, Engineering of 3Dfx since August 1998 and before then as Vice President, Software Engineering since June 1997. Prior to that, Ms. Leising served as Director of Software Engineering since August 1995. Before joining 3Dfx, Ms. Leising was the Director of Software Engineering at Weitek Systems Inc., a multimedia semiconductor company, from November 1993 to July 1995. She was PC Graphics Manager and the X/PEX Manager at Kubota Graphics Computers, Inc., a workstation company, from November 1991 to November 1993. Prior to that, Ms. Leising was the Section Manager at Data General, R.T.P., a workstation company, from June 1988 to November 1991.

     SCOTT D. SELLERS has served as Senior Vice President, Product Development of 3Dfx since August 1998. He co-founded 3Dfx in August 1994 and served as Vice President, Research and Development from January 1995 to August 1998, has also served as a director of 3Dfx since March 1995. Mr. Sellers was Principal Engineer at MediaVision Technology, Inc. ("MediaVision"), a multimedia computer products company, from June 1993 to June 1994. Prior to that, Mr. Sellers was a Microprocessor Engineer at Pellucid, Inc. ("Pellucid"), a developer of chip and board products, from January 1993 to June 1993. Mr. Sellers was also a Member of the Technical Staff at SGI from October 1990 to January 1993.

     GARY TAROLLI has served as Vice President and Chief Technology Officer of 3Dfx since May 1998 and from January 1995 to May 1998 as Vice President and Chief Scientist. Prior to co-founding 3Dfx in August 1994, Mr. Tarolli was an Engineering Fellow at MediaVision from 1993 to 1994. Before joining MediaVision, Mr. Tarolli was a self-employed consultant to the 3D graphics industry from 1992 to 1993. Mr. Tarolli was a Principal Scientist at SGI from 1983 to 1992. Prior to joining SGI, he was a Principal Engineer at Digital Equipment Corp. for four years.

     JORDAN G. WATTERS has served as Vice President, Worldwide Sales of 3Dfx since January 1998. From May 1997 until January 1998, Mr. Watters was 3Dfx's Director of Worldwide Sales. Prior to joining 3Dfx, Mr. Watters served, from January 1996 to May 1997, as Vice President of Sales and Marketing and, from April 1995 to January 1996, as Director of Sales at VideoLogic, Inc., a manufacturer and distributor of PC Multimedia products. From 1989 to April 1995, Mr. Watters served in a variety of sales and managerial positions, most recently as Business Unit Manager, at Conner Peripherals, Inc., a manufacturer of computer storage products.

     GORDON A. CAMPBELL has served as the Chairman of the Board of Directors of 3Dfx Interactive, Inc. since August 1994 when he co-founded 3Dfx. Mr. Campbell also served as President and Chief Executive Officer of 3Dfx from January 1995 to December 1996. Prior to joining 3Dfx, Mr. Campbell founded Techfarm, Inc., a venture capital investment firm, and has served as President since September 1993. In 1985, Mr. Campbell founded Chips and Technologies, Inc. ("CHIPS"), a semiconductor and related device company, and served as Chairman, Chief Executive Officer and President of CHIPS until July 1993. Mr. Campbell founded SEEQ Technology, Inc. ("SEEQ"), a semiconductor and related device company, in 1981. He served as President and Chief Executive Officer of SEEQ from 1981 to 1985. Mr. Campbell currently serves as a director of 3Com Corporation and Bell Microproducts, Inc. Mr. Campbell is also a director of several private companies.

     ALEX LEUPP has served as a director of 3Dfx since October 1998. Since December 1998, Mr. Leupp has been President and Chief Executive Officer of Chip Express Corporation, a semiconductor company. Mr. Leupp spent 12 years with Siemens Microelectronics, Inc, a semiconductor company, where his most recent position was President and Chief Executive Officer.

     ANTHONY SUN has served as a director of 3Dfx Interactive, Inc. since March 1995. Mr. Sun has been a General Partner at Venrock Associates, a venture capital investment firm, since 1979. He is currently director of Cognex Corporation, Komag, Inc., Phoenix Technologies Ltd. and Worldtalk Communications Corporation. Mr. Sun is also a director of several private companies.

     JAMES WHIMS has served as a director of 3Dfx Interactive, Inc. since November 1996. Mr. Whims has been a Partner at Techfarm since November 1996. From November 1994 until July 1996, Mr. Whims was the Executive Vice President of Sony Computer Entertainment, a video game hardware and software company. From 1990 until July 1994, Mr. Whims was Executive Vice President of the Consumer Division of The Software Toolworks, Inc., a diversified software company. From 1985 to 1988, Mr. Whims served as Vice President of Sales of Worlds of Wonder, Inc., a toy products company, which he co-founded.

     PHILIP M. YOUNG has served as a director of 3Dfx Interactive, Inc. since March 1995. Mr. Young has been a general partner at U.S. Venture Partners, a venture capital firm, since April 1990. He was a managing director of Dillon, Read and Co., Inc., and general partner of Dillon Read's Concord Partners venture capital activity in Palo Alto from January 1986 to April 1990. He currently serves on the Boards of Directors of Vical, Inc., CardioThoracic Systems, Inc., Immune Response Corporation and Zoran Corporation. Mr. Young is also a director of several private companies.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 (a) of the Exchange Act ("Section 16 (a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent shareholders are also required by SEC rules to furnish the Company with copies of all such forms that they file. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during fiscal 1998 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders were complied with, except that Alex Leupp filed a Form 3 late and Gary Martin and James Whims each filed a Form 4 late.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     The members of the Compensation Committee during fiscal 1998 were George J. Still, Jr. (until October 1998), James Whims and Alex Leupp (from October 1998). None of Mssrs. Still, Whims or Leupp was at any time during the Company's 1998 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

     Mr. Whims provides consulting services to the Company for which the Company pays a fee of $5,000 per month. The Company made total payments to Mr. Whims in fiscal 1998 of $60,000.

COMPENSATION OF DIRECTORS

     Members of the Company's Board of Directors do not receive compensation for their services as directors. The Company's 1997 Director Option Plan provides that options shall be granted to non-employee directors of the Company pursuant to an automatic nondiscretionary grant mechanism. The exercise price of the options is 100% of the fair market value of the Common Stock on the grant date. The Director Plan provides for an initial grant of options to purchase 12,500 shares of Common Stock to each new non-employee director of the Company who is neither affiliated with nor nominated by a shareholder that owns one percent or more of the outstanding capital stock of the Company on the later of the effective date of the Director Plan or the date he or she first becomes a director. In addition, each non-employee director will automatically be granted an additional option to purchase 5,000 shares of Common Stock at the next meeting of the Board of Directors following the annual meeting of shareholders if on such date, such director has served on the Board of Directors for at least six months; provided, however, if such director is elected as Chairman of the Board of Directors, such option grant shall be 10,000 shares. In addition to these grants, each director shall automatically be granted an option to purchase 1,000 shares at the next meeting of the Board of Directors following the annual meeting of shareholders if such director serves on either the Audit Committee or Compensation Committee of the Board of Directors. If such Director serves on both such Committees, this grant shall be 2,000 shares. 12,500 share options granted to a director vest at a rate of 1/48th of the shares subject to the option per month following the date of grant. 5,000 or 10,000 share options granted to a director vest at a rate of 1/12th of the shares subject to the option per month following the date of grant. 1,000 share options granted to a director vest at a rate of 1/12th of the shares subject to the option per month following the date of grant.

     Pursuant to such automatic grant mechanism, in fiscal 1998, directors received the following grants:

                       NAME                            SHARES       EXERCISE PRICE
                       ----                         -------------   --------------
Gordon A. Campbell................................  11,000 shares       $23.25
Alex Leupp........................................  12,500 shares        12.19
Anthony Sun.......................................   6,000 shares        23.25
Philip M. Young...................................   6,000 shares        23.25
James Whims.......................................   6,000 shares        23.25

     As of December 31, 1998, no shares of Common Stock had been issued upon the exercise of options granted under the Director Plan, options to purchase 75,000 shares of Common Stock were outstanding and 75,000 shares remain available for future option grants under the Director Plan.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation awarded to, earned by, or paid for services rendered to 3Dfx in all capacities during the years ended December 31, 1996, 1997 and 1998, for 3Dfx's Chief Executive Officer and 3Dfx's next four most highly compensated executive officers whose salary and bonus for the 1998 fiscal year exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                COMPENSATION
                                                          ANNUAL COMPENSATION                   -------------
                                           -------------------------------------------------     SECURITIES
                                             FISCAL                             OTHER ANNUAL     UNDERLYING
       NAME AND PRINCIPAL POSITION            YEAR       SALARY($)   BONUS($)   COMPENSATION    OPTIONS(#)(1)
       ---------------------------         -----------   ---------   --------   ------------    -------------
L. Gregory Ballard(2)....................     1998       $251,923    $52,000      $     --               --
President, Chief Executive Officer and        1997        210,167      6,200            --           18,750
Director                                      1996         11,538         --            --          350,000
Scott D. Sellers.........................     1998        177,121     39,250            --          100,000(3)
Senior Vice President, Product                1997        149,079      4,665            --           68,750
Development and Director                      1996        116,667      1,400            --           25,000
Gary Tarolli.............................     1998        177,121     44,250            --          100,000(3)
Vice President and Chief Technology           1997        155,000      5,000            --           68,750
Officer                                       1996        130,000      1,400            --           25,000
Jordan G. Watters(4).....................     1998        145,962     76,150         4,800(5)        70,000(6)
Vice President, Worldwide Sales               1997         79,748     56,500         3,045(5)        35,000
                                              1996             --         --            --
David Zacarias(7)........................     1998        190,192     26,545            --          200,000(8)
Vice President, Administration and Chief      1997             --         --            --               --
Financial Officer                             1996             --         --            --               --

---------------
(1) These shares are subject to exercise under stock options granted under 3Dfx's 1995 Employee Stock Plan.

(2) Mr. Ballard joined 3Dfx in December 1996.

(3) Includes options to purchase an aggregate of 50,000 shares of Common Stock granted to each of Mr. Sellers and Mr. Tarolli in connection with 3Dfx's option repricing program in exchange for options that had a higher exercise price.

(4) Mr. Watters joined 3Dfx in May 1997 as Director of Worldwide Sales and became Vice President, Worldwide Sales in February 1998.

(5) Consists of car allowances.

(6) Includes options to purchase an aggregate of 35,000 shares of Common Stock granted to Mr. Watters in connection with 3Dfx's option repricing program in exchange for options that had a higher exercise price.

(7) Mr. Zacarias joined 3Dfx in February 1998.

(8) These shares are subject to exercise under stock options granted under 3Dfx's 1997 Supplementary Stock Option Plan. Includes an option to purchase 100,000 shares of 3Dfx Common Stock granted to Mr. Zacarias in connection with 3Dfx's option repricing program in exchange for an option that had a higher exercise price.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended December 31, 1998. Except as otherwise noted, all such options were awarded under 3Dfx's 1995 Employee Stock Plan.

                                                                                        POTENTIAL REALIZABLE
                                                  INDIVIDUAL GRANTS                       VALUE AT ASSUMED
                                -----------------------------------------------------      ANNUAL RATES OF
                                  NUMBER OF      PERCENT OF                                  STOCK PRICE
                                 SECURITIES     TOTAL OPTIONS   EXERCISE                  APPRECIATION FOR
                                 UNDERLYING      GRANTED TO      PRICE                     OPTION TERM(1)
                                   OPTIONS      EMPLOYEES IN      PER      EXPIRATION   ---------------------
             NAME               GRANTED(2)(3)    FISCAL 1998    SHARE(4)      DATE         5%         10%
             ----               -------------   -------------   --------   ----------   --------   ----------
L. Gregory Ballard............          --           --%        $    --                 $     --   $       --
Scott D. Sellers..............      50,000            3          13.125     12/3/08      412,712    1,045,893
Gary Tarolli..................      50,000            3          13.125     12/3/08      412,712    1,045,893
Jordan G. Watters.............      35,000            2          13.125     12/3/08      288,898      732,125
David Zacarias(5).............     100,000            5          13.125     12/3/08      825,424    2,091,787

---------------
(1) Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation based upon the exercise price per share are mandated by the rules of the SEC and do not represent 3Dfx's estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future financial gains, if any, on stock option exercises are dependent on the future financial performance of 3Dfx, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the fair market value of 3Dfx Common Stock from the date of grant to the date of this Joint Proxy Statement/ Prospectus, other than the columns reflecting assumed rates of appreciation of 5% and 10%.

(2) Options become exercisable as to 25% of the option shares on the first anniversary of the date of grant and as to 1/48 of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the date of grant.

(3) In connection with 3Dfx's option repricing program, such options were granted in exchanged for options having a higher exercise price. The new options have the same vesting schedule as the options for which they were exchanged, except that the options would not be exercisable for a period of one year from the date of repricing.

(4) Options were granted at an exercise price equal to the fair market value of 3Dfx's Common Stock on the date of grant, as determined by the 3Dfx Board. Exercise price may be paid in cash, check, promissory note, delivery of already-owned shares of 3Dfx's Common Stock subject to certain conditions, authorization to 3Dfx to retain from the total number of shares for which the option is exercised that number of shares having a fair market value on the date of exercise equal to the exercise price for the total number of shares as to which the option is exercised, delivery of a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to 3Dfx the amount of sale or loan proceeds required to pay the exercise price, or any combination of the foregoing methods of payment or such other consideration or method of payment to the extent permitted under applicable law.

(5) These shares are subject to exercise under stock options granted under 3Dfx's 1997 Supplementary Stock Option Plan.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding exercises of stock options by the Named Executive Officers during the year ended December 31, 1998 and the stock options held as of December 31, 1998 by the Named Executive Officers.

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED
                                                              OPTIONS AT                VALUE OF UNEXERCISED
                           SHARES                          DECEMBER 31, 1998           IN-THE-MONTH OPTIONS AT
                          ACQUIRED                              (#)(1)                 DECEMBER 31, 1998($)(2)
                             ON           VALUE       ---------------------------    ---------------------------
         NAMES           EXERCISE(#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
         -----           -----------   -----------    -----------   -------------    -----------   -------------
L. Gregory Ballard.....    140,000     $3,039,375       43,275         184,625        $507,399      $2,057,891
Scott D. Sellers.......         --             --       21,745          72,005         188,193         103,150
Gary Tarolli...........         --             --       21,745          72,005         188,193         103,150
Jordan G. Watters......         --             --       13,750          56,250          13,344           2,031
David Zacarias.........         --             --           --         100,000              --              --

---------------
(1) Options granted under 3Dfx's 1995 Employee Stock Plan may be exercised by the holder thereof prior to vesting with the shares purchased thereby subject to repurchase by 3Dfx until fully vested. The table presents options as exercisable according to the vesting schedule of the option.

(2) Based upon the last sale price of 3Dfx's Common Stock on December 31, 1998, $12.63 per share, minus the exercise price.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     Pursuant to letter agreements entered into with each of L. Gregory Ballard, Karl Chicca, Scott Sellers and Gary Tarolli, in the event there is a change of control of 3Dfx and such executive is terminated other than for cause within one year following the effective date of such change of control, (i) in the case of Messrs. Ballard and Chicca, 25% (or, in the event that less than 25% of such executive's options remain unvested, all) of such executive's options will be accelerated and become fully vested and (ii) in the cases of Messrs. Sellers and Tarolli, 25% of the executive's stock subject to 3Dfx's repurchase option under a restricted stock purchase agreement shall be released from such repurchase option (or all of such stock if less than 25% of the executive's stock remains subject to 3Dfx's repurchase option). For purposes of these letter agreements a "change of control" means the (i) the sale of all or substantially all of 3Dfx's assets, or (ii) a consolidation or merger of 3Dfx with or in any other corporation (other than a wholly-owned subsidiary of 3Dfx) or engagement in a transaction or series of transactions in which more than 50% of the voting power of 3Dfx is disposed. Termination other than for cause includes constructive termination resulting from (i) the reduction of such employee's rate of compensation, (ii) the reduction of such employee's scope of engagement or (iii) the requirement that such employee provide services at a location more than 50 miles from the employee's office location as of the date of the letter agreement.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

     3Dfx has adopted provisions in its Articles of Incorporation that eliminate to the fullest extent permissible under California law the liability of its directors to 3Dfx for monetary damages. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission. 3Dfx's Bylaws provide that 3Dfx shall indemnify its directors and officers to the fullest extent permitted by California law, including in circumstances in which indemnification is otherwise discretionary under California law. 3Dfx has entered into indemnification agreements with its officers and directors containing provisions which may require 3Dfx, among other things, to indemnify the officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

     At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of 3Dfx in which indemnification would be required or permitted. 3Dfx is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

OPTION REPRICINGS

     In October 1998, the 3Dfx Board determined that the purposes of the 1995 Employee Stock Plan and the 1997 Supplemental Plan were not being adequately achieved with respect to those employees holding options with exercise prices greater than the then-current market value of 3Dfx's Common Stock and that it was in the best interests of 3Dfx and 3Dfx's shareholders that 3Dfx retain and motivate such employees. The 3Dfx Board decided therefore to provide such option holders, excluding executive officers, the opportunity to exchange their options for new ones with exercise prices equal to the then-current market value of 3Dfx's Common Stock. On October 27, 1998, upon approval of the 3Dfx Board, 3Dfx offered certain employees who were holders of outstanding options under the 1995 Employee Stock Plan and 1997 Supplemental Plan with exercise prices in excess of $10.88 per share the opportunity to exchange such options for new stock options with an exercise price of $10.88 per share, the fair market value of 3Dfx's Common Stock at the close of business on that date. Executive officers were not entitled to participate in the October repricing. Subsequently, however, the 3Dfx Board determined that it was necessary, in order to retain and motivate its executive officers, to offer them the opportunity to exchange their options with exercise prices equal to the then-current market value of 3Dfx's Common Stock. The repricing for executive officers occurred on December 3, 1998 and such options were repriced at an exercise price of $13.13. The named executive officers named below participated in the December repricing. In both the October and December Repricings, any option holder accepting such offer was not permitted to exercise the repriced option (including both vested and unvested shares) in the first twelve months following the date of the applicable repricing. A total of 221 employees of 3Dfx were eligible to participate in the October repricing. Those eligible employees' existing options had an average exercise price of $18.07 per share prior to the repricing. Of such eligible employees, 195 participated in the October repricing. All eight executive officers who were eligible to participate in the December repricing did so and those officers' existing options had an average exercise price of $21.31 per share prior to the repricing.

                           10-YEAR OPTION REPRICINGS

                                                                                                 LENGTH OF
                                                                                                  ORIGINAL
                                                 NUMBER OF     MARKET                              OPTION
                                                SECURITIES    PRICE OF    EXERCISE                  TERM
                                                UNDERLYING    STOCK AT    PRICE AT      NEW      REMAINING
                                                  OPTIONS      TIME OF     TIME OF    EXERCISE   AT DATE OF
         NAME AND                                REPRICED     REPRICING   REPRICING    PRICE     REPRICING
    PRINCIPAL POSITION             DATE             (#)          ($)         ($)        ($)      (# OF YRS)
    ------------------       ----------------   -----------   ---------   ---------   --------   ----------
L. Gregory Ballard.........  --                    --              --          --         --         --
  President, Chief
  Executive Officer and
  Director
Karl Chicca................  December 3, 1998    10,000         13.13       24.50      13.13        9.2
  Vice President,
  Operations
Michael Howse..............  December 3, 1998    25,000         13.13       26.75      13.13        9.4
  Vice President, Corporate
  Marketing and Business
  Development
Darlene R. Kindler.........  December 3, 1998    40,000         13.13       24.50      13.13        9.2
  Vice President, Third
  Party
Janet Leising..............  December 3, 1998    10,000         13.13       24.50      13.13        9.2
  Vice President,
  Engineering                December 3, 1998    10,000         13.13       17.13      13.13        9.6

                                                                                                 LENGTH OF
                                                                                                  ORIGINAL
                                                 NUMBER OF     MARKET                              OPTION
                                                SECURITIES    PRICE OF    EXERCISE                  TERM
                                                UNDERLYING    STOCK AT    PRICE AT      NEW      REMAINING
                                                  OPTIONS      TIME OF     TIME OF    EXERCISE   AT DATE OF
         NAME AND                                REPRICED     REPRICING   REPRICING    PRICE     REPRICING
    PRINCIPAL POSITION             DATE             (#)          ($)         ($)        ($)      (# OF YRS)
    ------------------       ----------------   -----------   ---------   ---------   --------   ----------
Scott D. Sellers...........  December 3, 1998    50,000         13.13       15.75      13.13        8.9
  Sr. Vice President,
  Product Development and
  Director
Gary Tarolli...............  December 3, 1998    50,000         13.13       15.75      13.13        8.9
  Vice President and Chief
  Technology Officer
Jordan G. Watters..........  December 3, 1998    15,000         13.13       17.06      13.13        8.8
  Vice President,
  Worldwide Sales            December 3, 1998    20,000         13.13       22.13      13.13        9.2
David Zacarias.............  December 3, 1998    100,000        13.13       24.50      13.13        9.2
  Vice President,
  Administration and Chief
  Financial Officer

     The 3Dfx Board intends that its compensation program shall be fair and motivating and shall be successful in attracting and retaining qualified employees and in linking compensation directly to 3Dfx's success. The 3Dfx Board and the Compensation Committee intend to review this program on an ongoing basis to evaluate its continued effectiveness.

                                          THE COMPENSATION COMMITTEE
                                          Alex Leupp
                                          James Whims

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the beneficial ownership of 3Dfx Common Stock as of December 31, 1998 by each of the 3Dfx directors and executive officers, all directors and executive officers of 3Dfx as a group, and each person known to 3Dfx to beneficially own more than 5% of the outstanding shares of 3Dfx Common Stock. Except as otherwise noted, the shareholders named in the table have sole voting and investment power with respect to all shares of 3Dfx Common Stock shown as beneficially owned by them, subject to applicable community property laws.

                                                                      3DFX COMMON STOCK
                                                                     BENEFICIALLY OWNED
                                                              ---------------------------------
                    BENEFICIAL OWNER(1)                       NUMBER OF SHARES(2)    PERCENT(3)
                    -------------------                       -------------------    ----------
Entities Affiliated with Venrock Associates
  Suite 200
  2494 Sand Hill Road
  Menlo Park, California 94025..............................         908,238             5.8%
L. Gregory Ballard..........................................         101,982               *
Gordon A. Campbell(4).......................................         651,631             4.1%
Alex Leupp..................................................           1,375               *
Scott D. Sellers............................................         278,959             1.8%
Anthony Sun(5)..............................................         951,388             6.0%
James Whims.................................................          47,251               *
Philip M. Young.............................................          44,406               *
Karl Chicca.................................................          37,501               *
Michael Howse...............................................             753               *
Darlene R. Kindler..........................................           3,916               *
Janet Leising...............................................          44,022               *
Gary Tarolli(6).............................................         287,493             1.8%
Jordan G. Watters...........................................          16,870               *
David Zacarias..............................................             716               *
All executive officers and directors as a group.............       2,468,263            15.4%

---------------
 *  Less than 1%.

(1) Except as otherwise noted, address is c/o 3Dfx Interactive, Inc., 4435 Fortran Drive, San Jose, CA 95134.

(2) Includes the following shares subject to options to purchase shares of 3Dfx Common Stock that are currently exercisable or will be exercisable within 60 days of December 31, 1998: L. Gregory Ballard 58,640; Gordon A. Campbell 70,166; Alex Leupp 1,375; Scott D. Sellers 23,959; Anthony Sun 11,000; James Whims 39,126; Philip Young 11,000; Karl Chicca 17,438; Darlene Kindler 3,916; Janet Leising 12,022; Gary Tarolli 23,959; Jordon Watters 15,209; David Zacarias 0; and all executive officers and directors as a group 287,810.

(3) Applicable percentage ownership is based on 15,730,220 shares of 3Dfx Common Stock outstanding as of December 31, 1998 in each case together with applicable options for such shareholder.

(4) Includes 77,084 shares held by Techfarm, L.P., and 3,854 held by Techfarm Management Inc. (dba Techfarm, Inc.), 500,527 shares held by Gordon A. Campbell and 70,166 shares issuable upon exercise of stock options exercisable within 60 days of December 31, 1998 held by Gordon A. Campbell. Mr. Campbell is President of Techfarm, Inc., the general partner of Techfarm, L.P. and Mr. Campbell disclaims beneficial ownership of the shares held by Techfarm, L.P. and Techfarm Management Inc.

(5) Includes 607,194 shares held by Venrock Associates, L.P., 301,044 shares held by Venrock Associates II, L.P., 22,150 shares held by the Anthony Sun Family Trust and 11,000 shares issuable upon exercise of stock options exercisable within 60 days of December 31, 1998 held by Mr. Sun. Mr. Sun, a director of 3Dfx, is a general partner of each of these limited partnerships. Mr. Sun disclaims beneficial ownership of the shares held by the limited partnerships except to the extent of his proportionate partnership interest therein. In addition to Mr. Sun, the general partners of each of Venrock Associates, L.P. and Venrock Associates II, L.P. are Patrick F. Latterell, Ted H. McCourtney, Anthony B. Evnin, Ph.D., Kimberley A. Rummelsburg, David
    R. Hathaway and Ray A. Rothrock.

(6) Includes 45,569 shares held by family trusts to which Mr. Tarolli claims voting and investment control, 23,959 shares issuable upon exercise of stock options exercisable within 60 days of December 31, 1998 held by Mr. Tarolli and 30,000 shares held by Mr. Tarolli's wife. Mr. Tarolli disclaims beneficial ownership of the shares held by his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Techfarm provides management services to 3Dfx for which 3Dfx pays a fee of $5,000 per month. Gordon Campbell, the Chairman of the Board of Directors of 3Dfx, and James Whims, a director of 3Dfx, are each officers of Techfarm. 3Dfx made total payments to Techfarm for such management services during 1998 of $60,000. In addition, Mr. Whims provides consulting services to 3Dfx for which 3Dfx pays a fee of $5,000 per month. 3Dfx made total payments to Mr. Whims in fiscal 1998 of $60,000.

     3Dfx has an agreement with Quantum3D, a supplier of advanced graphics subsystems based on 3Dfx's technology, pursuant to which 3Dfx will supply graphic boards and components to Quantum3D. Gordon Campbell, Chairman of the Board of Directors of 3Dfx, is a Director, significant investor in and shareholder of Quantum3D. Sales to Quantum3D, in 1998, totaled $670,000. As of December 31, 1998, 3Dfx had an outstanding trade receivable from Quantum3D of approximately $3,000.

     In connection with the termination of Gary Martin's employment with 3Dfx, 3Dfx and Mr. Martin, who was Chief Financial Officer and Vice President, Administration until January 31, 1998, entered into a Separation Agreement pursuant to which Mr. Martin (i) will remain a temporary employee through August 1, 2000 and (ii) continued to receive medical insurance through December 31, 1998. In addition, all options granted to Mr. Martin pursuant to 3Dfx's stock plans will continue to vest through August 1, 2000. As of December 31, 1998, Mr. Martin held an unvested option to purchase 21,978 shares of Common Stock. In the event of a Change of Control, 3Dfx will (i) waive its right to repurchase any unvested shares of Common Stock owned by Mr. Martin and (ii) accelerate the vesting of all unvested stock options granted to Mr. Martin pursuant to 3Dfx's stock plans. For purposes of the separation agreement, a "Change of Control" occurs, subject to certain conditions and exceptions, upon (i) the acquisition, directly or indirectly, by any person (other than existing beneficial owners) of securities of 3Dfx representing 50% or more of the total voting power represented by 3Dfx's then outstanding voting securities; (ii) the merger or consolidation of 3Dfx with another corporation in which the voting securities of 3Dfx outstanding immediately prior to such merger or consolidation ceases to represent at least 50% of the voting power represented by the voting securities of 3Dfx thereafter, or (iii) the liquidation of 3Dfx or the sale or disposition of all or substantially all of 3Dfx's assets.

     3Dfx believes that all of the transactions set forth above were made on terms no less favorable to 3Dfx than could have been obtained from unaffiliated third parties. All future transactions, including loans, between 3Dfx and its officers, directors, principal shareholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to 3Dfx than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The following financial statements are filed as part of this Report.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-1
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-2
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-3
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

  (a)(2) Financial Statement Schedule

     The following Financial Statement Schedule of 3Dfx is submitted herewith and should be read in conjunction with the Consolidated Financial
     Statements:

     Report of Independent Accountants on Financial
      Statement Schedule....................................  S-2
     Schedule II Valuation and Qualifying Accounts for the
      years ended December 31, 1998, 1997 and 1996..........  S-2

  (a)(3) Exhibits.

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
     2.1(1)       Agreement and Plan of Reorganization by and between the
                  Registrant and STB Systems, Inc. dated as of December 13,
                  1998 and the related Stock Option Agreement and form of
                  Voting Agreement.
     3.1(2)       Restated Articles of Incorporation of the Registrant.
     3.2          Bylaws of the Registrant (as amended October 1998).
     3.3(5)       Certificate of Designation of Rights Preferences and
                  Privileges of Series A Participating Preferred Stock of
                  Registrant.
     4.1(2)       Specimen Common Stock Certificate.
     4.2(5)       Preferred Shares Rights Agreement dated October 30, 1998,
                  between Registrant and BankBoston, N.A., Rights Agent.
    10.1(2)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2(6)       1995 Employee Stock Plan and form of Stock Option Agreement thereunder.
    10.3(2)       1997 Director Option Plan and form of Director Stock Option
                  Agreement thereunder.
    10.4(2)       1997 Employee Stock Purchase Plan and forms of agreement
                  thereunder.
    10.5(2)       Lease Agreement dated August 7, 1996 between Registrant and
                  South Bay/Fortran, and Tenant Estoppel Certificate dated
                  March 25, 1997 between Registrant and CarrAmerica Realty
                  Corporation for San Jose, California office.
    10.6(2)       Investors' Rights Agreement dated September 12, 1996,
                  Amendment No. 1 to Investors' Rights Agreement dated
                  November 25, 1996, Amendment No. 2 to Investors' Rights
                  Agreement dated December 18, 1996 and Amendment No. 3 to
                  Investors' Rights Agreement dated March 27, 1997 by and
                  among the Registrant and holders of the Registrant's Series
                  A, Series B and Series Preferred Stock.
    10.7.1(3)     Warrant to purchase shares of Common Stock issued to
                  Creative Labs, Inc.
    10.7.2(2)     Warrant to purchase shares of Series B Preferred Stock
                  issued to MMC/GATX Partnership No. 1.

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
    10.8(2)       Form of Restricted Stock Purchase Agreement between the
                  Registrant and certain shareholders.
    10.9(2)       Master Equipment Lease Agreement dated January 1, 1996 by
                  and between the Registrant and MMC/GATX Partnership No. 1.
    10.10(2)      Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
    10.11.1(3)    Loan and Security Agreement dated August 19, 1996 by and
                  between the Registrant and Silicon Valley Bank.
    10.11.2(3)    Loan Modification Agreement dated as of August 18, 1997 by and between the Registrant and Silicon Valley Bank.
    10.11.3(3)    Second Amendment and Limited Waiver to Loan and Security
                  Agreement dated as of December 9, 1997 by and between the
                  Registrant and Silicon Valley Bank.
    10.12.1(2)    Change of Control Letter Agreement between the Registrant
                  and L. Gregory Ballard.
    10.12.2(2)    Change of Control Letter Agreement between the Registrant
                  and Karl Chicca.
    10.12.3(2)    Change of Control Letter Agreement between the Registrant
                  and Scott D. Sellers.
    10.12.4(2)    Change of Control Letter Agreement between the Registrant
                  and Gary Tarolli.
    10.13.+(4)    Software License and Co-marketing Agreement made as of June,
                  1997 by and between Electronic Arts, Inc. and the
                  Registrant.
    10.14(4)      Master Equipment Lease dated July 1, 1997 by and between the
                  Registrant and Pentech Financial Services, Inc.
    10.15(3)      Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAX.
    10.16(3)      Separation Agreement dated as of October 12, 1997 by and
                  between the Registrant and Gary P. Martin.
    10.17(3)      1997 Supplementary Stock Option Plan and Form of Stock
                  Option Agreement thereunder.
    21.1          Subsidiaries of the Registrant.
    23.1          Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.
    24.1          Power of Attorney (see page 46).
    27.1          Financial Data Schedule.

---------------
 + Confidential treatment has been granted for portions of this agreement. Omitted portions have been filed separately with the Commission.

(1) Incorporated by reference to Schedule 13D filed by STB Systems, Inc. dated December 23, 1998 with respect to the Registrant.

(2) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-25365) which was declared effective on June 25, 1997.

(3) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-46119) which was declared effective March 5, 1998.

(4) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(5) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A which was filed with the Commission on November 9, 1998.

(6) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 4, 1999                    3DFX INTERACTIVE, INC.

                                          By:    /s/ L. GREGORY BALLARD
                                            ------------------------------------
                                            L. Gregory Ballard, President and
                                            Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints L. Gregory Ballard and David Zacarias, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
/s/ L. GREGORY BALLARD                                 President, Chief Executive      February 4, 1999
-----------------------------------------------------  Officer and Director
(L. Gregory Ballard)                                   (Principal Executive Officer)

/s/ DAVID ZACARIAS                                     Vice President,                 February 4, 1999
-----------------------------------------------------  Administration and Chief
(David Zacarias)                                       Financial Officer (Principal
                                                       Financial and Accounting
                                                       Officer)

/s/ GORDON A. CAMPBELL                                 Chairman of the Board           February 4, 1999
-----------------------------------------------------
(Gordon A. Campbell)

/s/ ALEX LEUPP                                         Director                        February 4, 1999
-----------------------------------------------------
(Alex Leupp)

/s/ SCOTT D. SELLERS                                   Director                        February 4, 1999
-----------------------------------------------------
(Scott D. Sellers)

/s/ ANTHONY SUN                                        Director                        February 4, 1999
-----------------------------------------------------
(Anthony Sun)

/s/ JAMES WHIMS                                        Director                        February 4, 1999
-----------------------------------------------------
(James Whims)

/s/ PHILIP M. YOUNG                                    Director                        February 4, 1999
-----------------------------------------------------
(Philip M. Young)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of 3Dfx Interactive, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of 3Dfx Interactive, Inc., at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
January 22, 1999

                             3DFX INTERACTIVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 92,922    $ 28,937
  Short-term investments....................................     3,058       5,984
  Accounts receivable less allowance for doubtful accounts
     of $2,280 and $308.....................................    36,335      13,387
  Inventory, net............................................    23,991       3,845
  Other current assets......................................    12,089       2,400
                                                              --------    --------
          Total current assets..............................   168,395      54,553
Property and equipment, net.................................    15,629       6,816
Other assets................................................        97         548
                                                              --------    --------
                                                              $184,121    $ 61,917
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit............................................  $     --    $    777
  Accounts payable..........................................    41,104      12,573
  Accrued liabilities.......................................    16,031       2,969
  Current portion of capitalized lease obligations..........       389         778
                                                              --------    --------
          Total current liabilities.........................    57,524      17,097
                                                              --------    --------
Other long-term liabilities.................................       284         546
                                                              --------    --------
Commitments (Note 8)
Shareholders' Equity:
  Preferred Stock, no par value, 5,000,000 shares
     authorized; none issued and outstanding................        --          --
  Common Stock, no par value, 50,000,000 shares authorized;
     15,671,067 and 12,566,630 shares issued and
     outstanding............................................   126,569      66,717
  Warrants..................................................       242         242
  Deferred compensation.....................................      (697)     (1,181)
  Retained earnings (accumulated deficit)...................       199     (21,504)
                                                              --------    --------
          Total shareholders' equity........................   126,313      44,274
                                                              --------    --------
                                                              $184,121    $ 61,917
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             3DFX INTERACTIVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------    -------    --------
Revenues....................................................  $202,601    $44,069    $  6,390
Cost of revenues............................................   119,618     22,611       5,123
                                                              --------    -------    --------
  Gross profit..............................................    82,983     21,458       1,267
                                                              --------    -------    --------
Operating expenses:
  Research and development..................................    34,045     12,412       9,435
  Selling, general and administrative.......................    35,441     11,390       6,642
                                                              --------    -------    --------
          Total operating expenses..........................    69,486     23,802      16,077
                                                              --------    -------    --------
Income (loss) from operations...............................    13,497     (2,344)    (14,810)
Interest and other income, net..............................    15,869        630          59
                                                              --------    -------    --------
Income (loss) before income taxes...........................    29,366     (1,714)    (14,751)
Provision for income taxes..................................     7,663         --          --
                                                              --------    -------    --------
Net income (loss)...........................................  $ 21,703    $(1,714)   $(14,751)
                                                              ========    =======    ========
Net income (loss) per share:
  Basic.....................................................  $   1.45    $ (0.16)   $  (1.74)
                                                              ========    =======    ========
  Diluted...................................................  $   1.33    $ (0.16)   $  (1.74)
                                                              ========    =======    ========
Shares used in net income (loss) per share calculations
  (Note 1):
  Basic.....................................................    14,917     10,767       8,467
                                                              --------    -------    --------
  Diluted...................................................    16,353     10,767       8,467
                                                              --------    -------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                             3DFX INTERACTIVE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                          CONVERTIBLE
                                        PREFERRED STOCK          COMMON STOCK
                                      --------------------   ---------------------                NOTES           DEFERRED
                                        SHARES     AMOUNT      SHARES      AMOUNT    WARRANTS   RECEIVABLE      COMPENSATION
                                      ----------   -------   ----------   --------   --------   ----------   ------------------
Balance at December 31, 1995........   2,750,992   $ 5,474    1,771,250   $    310    $  --        $(25)          $  (168)
Issuance of Series B Convertible
  Preferred Stock in March 1996 at
  $4.40 per share, less issuance
  costs.............................   2,650,003    11,634           --         --       --          --                --
Issuance of Series C Convertible
  Preferred Stock in November 1996
  at $7.50 per share, less issuance
  costs.............................   1,550,697    11,593           --         --       --          --                --
Common Stock options exercised......          --        --      185,209         42       --          --                --
Forgiveness of notes receivable from
  shareholders......................          --        --           --         --       --           6                --
Repurchased Common Stock............          --        --      (66,446)        (4)      --          --                --
Issuance of Series B and C
  Convertible Preferred Stock
  warrants..........................          --        --           --         --      353          --                --
Deferred compensation...............          --        --           --      1,278       --          --            (1,278)
Amortization of deferred
  compensation......................          --        --           --         --       --          --               196
Net loss............................          --        --           --         --       --          --                --
                                      ----------   -------   ----------   --------    -----        ----           -------
Balance at December 31, 1996........   6,951,692    28,701    1,890,013      1,626      353         (19)           (1,250)
Issuance of Series C Convertible
  Preferred Stock in January 1997 at
  $7.50 per share, less issuance
  costs.............................      70,167       521           --         --       --          --                --
Conversion of Preferred Stock to
  Common Stock......................  (7,021,859)  (29,222)   7,021,859     29,222       --          --                --
Issuance of Common Stock in
  connection with initial public
  offering, less issuance costs.....          --        --    3,450,000     34,336       --          --                --
Issuance of Common Stock under stock
  option and purchase plans.........          --        --      214,757        413       --          --                --
Common Stock repurchased............          --        --     (104,246)        (9)      --          --                --
Exercise of warrants to purchase
  Common
  Stock.............................          --        --       94,247        714     (329)         --                --
Issuance of warrant to purchase
  Common
  Stock.............................          --        --           --         --      218          --                --
Repayment of notes receivable from
  shareholders......................          --        --           --         --       --          19                --
Deferred compensation...............          --        --           --        415       --          --              (415)
Amortization of deferred
  compensation......................          --        --           --         --       --          --               484
Net loss............................          --        --           --         --       --          --                --
                                      ----------   -------   ----------   --------    -----        ----           -------
Balance at December 31, 1997........          --        --   12,566,630     66,717      242          --            (1,181)
Issuance of Common Stock in
  connection with public offering,
  less issuance costs...............          --        --    2,463,140     54,752       --          --                --
Issuance of Common Stock under stock
  option and purchase plans.........          --        --      643,451      2,301       --          --                --
Common Stock repurchased............          --        --       (2,154)        (1)      --          --                --
Tax benefit related to exercise of
  stock options.....................          --        --           --      2,800       --          --                --
Amortization of deferred
  compensation......................          --        --           --         --       --          --               484
Net income..........................          --        --           --         --       --          --                --
                                      ----------   -------   ----------   --------    -----        ----           -------
Balance at December 31, 1998........          --   $    --   15,671,067   $126,569    $ 242        $ --           $  (697)
                                      ==========   =======   ==========   ========    =====        ====           =======

                                        RETAINED
                                       EARNINGS/
                                      (ACCUMULATED
                                        DEFICIT)      TOTAL
                                      ------------   --------
Balance at December 31, 1995........    $ (5,039)    $    552
Issuance of Series B Convertible
  Preferred Stock in March 1996 at
  $4.40 per share, less issuance
  costs.............................          --       11,634
Issuance of Series C Convertible
  Preferred Stock in November 1996
  at $7.50 per share, less issuance
  costs.............................          --       11,593
Common Stock options exercised......          --           42
Forgiveness of notes receivable from
  shareholders......................          --            6
Repurchased Common Stock............          --           (4)
Issuance of Series B and C
  Convertible Preferred Stock
  warrants..........................          --          353
Deferred compensation...............          --           --
Amortization of deferred
  compensation......................          --          196
Net loss............................     (14,751)     (14,751)
                                        --------     --------
Balance at December 31, 1996........     (19,790)       9,621
Issuance of Series C Convertible
  Preferred Stock in January 1997 at
  $7.50 per share, less issuance
  costs.............................          --          521
Conversion of Preferred Stock to
  Common Stock......................          --           --
Issuance of Common Stock in
  connection with initial public
  offering, less issuance costs.....          --       34,336
Issuance of Common Stock under stock
  option and purchase plans.........          --          413
Common Stock repurchased............          --           (9)
Exercise of warrants to purchase
  Common
  Stock.............................          --          385
Issuance of warrant to purchase
  Common
  Stock.............................          --          218
Repayment of notes receivable from
  shareholders......................          --           19
Deferred compensation...............          --           --
Amortization of deferred
  compensation......................          --          484
Net loss............................      (1,714)      (1,714)
                                        --------     --------
Balance at December 31, 1997........     (21,504)      44,274
Issuance of Common Stock in
  connection with public offering,
  less issuance costs...............          --       54,752
Issuance of Common Stock under stock
  option and purchase plans.........          --        2,301
Common Stock repurchased............          --           (1)
Tax benefit related to exercise of
  stock options.....................          --        2,800
Amortization of deferred
  compensation......................          --          484
Net income..........................      21,703       21,703
                                        --------     --------
Balance at December 31, 1998........    $    199     $126,313
                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             3DFX INTERACTIVE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 21,703   $ (1,714)  $(14,751)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     5,249      2,238      1,017
     Warrant valuation......................................        --         --        353
     Stock compensation.....................................       484        484        196
     Increase in allowance for doubtful accounts............     1,972        230         78
     Changes in assets and liabilities:
       Accounts receivable..................................   (24,920)   (12,224)    (1,471)
       Inventory............................................   (20,146)     1,115     (4,923)
       Other assets.........................................    (9,456)    (2,275)      (286)
       Accounts payable.....................................    28,531     10,337      1,765
       Accrued and other long-term liabilities..............    13,346      1,554        851
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    16,763       (255)   (17,171)
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds (purchases) of short-term investments, net.......     2,926     (5,984)        --
  Purchases of property and equipment.......................   (13,844)    (4,730)    (2,210)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (10,918)   (10,714)    (2,210)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of Convertible Preferred Stock,
     net....................................................        --        521     23,227
  Proceeds from public offerings, net.......................    54,752     34,336         --
  Proceeds from issuance of Common Stock, net...............     2,300        423         44
  Tax benefit related to exercise of stock options..........     2,800         --         --
  Proceeds from exercise of warrants........................        --        385         --
  Principal payments of capitalized lease obligations,
     net....................................................      (935)      (751)      (540)
  Proceeds (payments) on drawdown on line of credit, net....      (777)      (299)     1,076
                                                              --------   --------   --------
          Net cash provided by financing activities.........    58,140     34,615     23,807
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................    63,985     23,646      4,426
Cash and cash equivalents at beginning of period............    28,937      5,291        865
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 92,922   $ 28,937   $  5,291
                                                              ========   ========   ========

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest..................  $    141   $    263   $     96
  Cash paid during the period for income taxes..............     6,200         --         --
  Acquisition of property and equipment under capitalized
     lease obligations......................................        --        842        920

  The accompanying notes are an integral part of these consolidated financial statements.

                             3DFX INTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

  The Company

     3Dfx Interactive Inc. (the "Company" or "3Dfx") was incorporated in California on August 24, 1994. The Company is engaged in the single business segment of the design, development and marketing of 3D and 3D/2D media processors specifically designed for interactive electronic entertainment applications in the PC, coin-op arcade and home game console markets.

     In March 1998, the Company completed its secondary public offering of 2,900,000 shares of Common Stock at a price of $23.75 per share. Of the 2,900,000 shares offered, 2,028,140 were sold by the Company and 871,860 were sold by selling shareholders. The Company received cash of approximately $45,500,000, net of underwriting discounts and commissions and other offering costs. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. On March 23, 1998, the Company's underwriters exercised an option to purchase an additional 435,000 shares of Common Stock at a price of $23.75 per share to cover over-allotments. The Company received cash of approximately $9,300,000, net of underwriting discounts and commissions and other offering costs.

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

  Cash, cash equivalents and investments

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1998 and December 31, 1997, approximately $85,299,000 and $24,218,000, respectively, of money market accounts and commercial paper instruments, the fair value of which approximate cost, are included in cash, cash equivalents and investments.

     Investments in debt securities are classified as "available for sale" and have original maturities greater than three months. Investments classified as "available for sale" are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of shareholders' equity. Unrealized gains and losses were not material during the years ended December 31, 1998 or 1997.

                             3DFX INTERACTIVE, INC.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

     The Company invests primarily in money market accounts, commercial paper instruments and term notes. Cash, cash equivalents and short-term investments are maintained with high quality institutions and their composition and maturities are regularly monitored by management.

     The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. Three customers accounted for 38%, 24% and 11% of accounts receivable at December 31, 1998. Two customers accounted for 29% and 26% of accounts receivable at December 31, 1997.

     The following table summarizes the revenues from customers in excess of 10% of the total revenues:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1998     1997     1996
                                                         -----    -----    -----
Customers comprising 10% or more of the Company's
  revenues for the periods indicated:
  A....................................................   32%      37%      33%
  B....................................................   26%       --       --
  C....................................................   16%      16%       --
  D....................................................    --       7%      44%
  E....................................................    --       2%      11%

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

  Stock-based compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the

                             3DFX INTERACTIVE, INC.

difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     Prior to the Company completing its initial public offering ("IPO"), the Company granted options for the purchase of 2,460,307 shares of Common Stock to employees at exercise prices ranging from $0.20 to $12.00 per share. Management calculated deferred compensation of approximately $1,900,000 related to options granted prior to the completion of the Company's IPO. Such deferred compensation will be amortized over the vesting period relating to these options, of which $484,000, $484,000 and $196,000 has been amortized during the years ended December 31, 1998, 1997 and 1996, respectively.

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

  Net income (loss) per share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income
(loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are antidilutive. All prior years' data in this Report have been restated to reflect the requirements of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998       1997        1996
                                                              -------    -------    --------
Net income (loss) available to common shareholders
  (numerator)...............................................  $21,703    $(1,714)   $(14,751)
                                                              =======    =======    ========
Weighted average shares outstanding (denominator for basic
  computation)..............................................   14,917     10,767       8,467
Effect of dilutive securities -- Common Stock equivalents...    1,436         --          --
                                                              -------    -------    --------
Weighted average shares outstanding (denominator for diluted
  computation)..............................................   16,353     10,767       8,467
                                                              =======    =======    ========
Basic net income (loss) per share...........................  $  1.45    $ (0.16)   $  (1.74)
                                                              =======    =======    ========
Diluted net income (loss) per share.........................  $  1.33    $ (0.16)   $  (1.74)
                                                              =======    =======    ========

     During the years ended December 31, 1998, 1997 and 1996, options to purchase approximately 560,392, 2,505,984 and 1,538,509 shares, respectively, were outstanding but are not included in the computation because they are antidilutive.

  Recent accounting pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. As the

                             3DFX INTERACTIVE, INC.

Company has no components of other comprehensive income, there are no disclosure requirements involved in the Company's adoption of this Statement.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by the Company in the first quarter of fiscal 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As the Company operates and tracks its results in only one operating segment, there are no additional disclosure requirements involved with the Company's adoption of this Statement.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
Inventory, net:
  Raw material..............................................  $ 2,891    $  531
  Work-in-progress..........................................   16,565     2,246
  Finished goods............................................    4,535     1,068
                                                              -------    ------
                                                              $23,991    $3,845
                                                              =======    ======
Property and equipment:
  Computer equipment........................................  $15,539    $6,179
  Purchased computer software...............................    5,253     3,011
  Furniture and equipment...................................    3,350     1,108
                                                              -------    ------
                                                               24,142    10,298
  Less: Accumulated depreciation and amortization...........   (8,513)   (3,482)
                                                              -------    ------
                                                              $15,629    $6,816
                                                              =======    ======

     Assets acquired under capitalized lease obligations are included in property and equipment and totaled $2,529,000 and $2,769,000 with related accumulated amortization of $2,146,000 and $1,514,000 at December 31, 1998 and 1997, respectively.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Accrued liabilities:
  Income taxes payable......................................  $ 5,788    $    --
  Sales return reserve......................................    2,938         64
  Accrued salaries, wages and benefits......................    2,839      1,014
  Accrued prototype costs...................................       --      1,070
  Other accrued liabilities.................................    4,466        821
                                                              -------    -------
                                                              $16,031    $ 2,969
                                                              =======    =======

NOTE 3 -- DEBT:

     During 1997 and 1998, the Company had a line of credit agreement with a bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable plus 100% of cash and cash equivalents or $7,000,000. Borrowings under the line are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 0.25% per annum (8.0%) as of December 31, 1998. The

                             3DFX INTERACTIVE, INC.

agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. As of December 31, 1998, the Company was in compliance with its covenants. The line of credit expired in December 1998. At December 31, 1998, there were no borrowings outstanding under this line of credit.

     During 1997 and 1998, the Company had two lease lines of credit with a bank, which provide for the purchase of up to $5,000,000 of property and equipment. Borrowings under these lines are secured by all of the Company's owned assets and bear interest at the bank's prime rate plus 1.50% and 0.75% per annum, respectively. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. As of December 31, 1998, the Company was in compliance with its covenants. One of the equipment lines of credit expired in August 1998. The other equipment line of credit expires in December 2001. At December 31, 1998, there were no borrowings outstanding under these equipment lines of credit.

NOTE 4 -- DEVELOPMENT CONTRACT:

     In February 1997, the Company entered into a development and license agreement with Sega Enterprises, Ltd. ("Sega"), under which the Company is entitled to receive development contract revenues and royalties based upon a cumulative volume of units sold by Sega which include the Company's product. The Company recognized development contract revenues of $1,817,000 in the year ended December 31, 1997, representing a non-refundable amount due for the delivery of certain engineering designs and revenue recognized under the percentage of completion method of accounting. The Company has no further obligations to Sega with regard to the $1,817,000 of development contract revenue recognized. The Company did not earn any royalty revenue in the years ended December 31, 1998 or 1997. Costs incurred during the period relating to this contract are included in research and development expense.

     In July 1997, Sega terminated the development and license agreement with the Company. In August 1997, the Company filed a lawsuit against Sega alleging breach of contract, interference with the contract, misrepresentation, unfair competition and threatened misappropriation of trade secrets. In July 1998, the parties to the litigation participated in a court-ordered mediation and reached an agreement in principle to settle the lawsuit. A favorable settlement was finalized in the third quarter of fiscal 1998 resulting in a one-time recognition of other income for the Company.

NOTE 5 -- SHAREHOLDERS' EQUITY:

  Common stock

     The Company has issued 1,646,250 shares of its Common Stock to founders and investors. The shares either vested immediately or will vest on various dates through 1999. The Company can buy back unvested shares at the original price paid by the purchasers in the event the purchasers' employment with the Company is terminated for any reason. There were no such repurchases during fiscal 1998. During the year ended December 31, 1997, 83,855 shares of Common Stock were repurchased.

     In addition, during the period ended December 31, 1998, certain employees exercised options to purchase 44,640 shares of Common Stock which are subject to a right of repurchase by the Company at the original share issuance price. The repurchase right lapses over a period generally ranging from two to four years. During the years ended December 31, 1998 and 1997, 2,154 and 20,391 shares, respectively, of Common Stock were repurchased.

  Convertible preferred stock

     At December 31, 1996, the aggregate authorized number of convertible preferred shares was 7,269,018, of which 2,794,742, 2,818,412 and 1,655,864 were designated as Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock, respectively.

                             3DFX INTERACTIVE, INC.

     Each share of Series A, B and C Convertible Preferred Stock outstanding was converted into one share of Common Stock upon the completion of the initial public offering of Common Stock in June 1997. The holders of Series A, B and C Convertible Preferred Stock had voting rights equal to Common Stock on an if-converted basis.

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

     In February 1996, the Company entered into an agreement to issue warrants to TSMC to purchase 140,000 shares of Series B Convertible Preferred Stock at an exercise price of $4.40 per share. The purchase right of 50,000 warrants is exercisable, in whole or in part, at any time on or before December 31, 2001; however, the purchase right would have expired, if not previously exercised, immediately upon the closing of the underwritten IPO in June 1997. The purchase right of 90,000 warrants became exercisable at the rate of 10 shares of Series B Convertible Preferred Stock for each wafer above 2,000 wafers purchased from TSMC by the Company during fiscal 1996 and became exercisable for 37,510 shares of Series B Convertible Preferred Stock in conjunction with wafer purchases in 1996. These warrants would have expired on December 31, 2001. The warrant was deemed to have a value of approximately $211,000 and was recognized as a cost of revenues and research and development expense during 1996. In conjunction with the Company's IPO in June 1997, TSMC exercised its warrant to purchase 87,510 shares of Series B Convertible Preferred Stock. The aggregate proceeds to the Company were approximately $385,000. The Series B Convertible Preferred Stock converted into Common Stock upon completion of the Company's IPO included the shares issued in exchange for this warrant. No further warrant rights exist with respect to this agreement.

     In 1996, the Company issued to consultants and to a university warrants to purchase 30,000 and 5,000 shares, respectively, of Series C Convertible Preferred Stock at an exercise price of $7.50 per share. These warrants were deemed to have a value of approximately $142,000 at the date of grant and the related cost was recognized as research and development expense and other expense, respectively, during 1996. The warrant for 30,000 shares of Series C Convertible Preferred Stock expired upon the closing of the Company's IPO as it was not exercised. The warrant for 5,000 shares of Series C Convertible Preferred Stock expires on December 31, 2001. Upon completion of the Company's IPO, the warrant for 5,000 shares was exchanged for a warrant to purchase Common Stock. The Company has reserved 5,000 shares of Common Stock for the exercise of this warrant.

                             3DFX INTERACTIVE, INC.

     On December 3, 1997, the Company issued a warrant to purchase 25,000 shares of Common Stock at an exercise price of $13.875 per share in conjunction with developing a relationship with another company. The warrant is fully exercisable and expires December 3, 2002. The Company valued the warrant under the "Black-Scholes" formula at approximately $218,000. The warrant value was amortized in 1998 as a cost of revenue. The Company has reserved 25,000 shares of Common Stock for the exercise of this warrant.

     As of December 31, 1998, the Company had reserved 93,636 shares of Common Stock for the exercise of warrants.

NOTE 6 -- STOCK OPTION AND OTHER PLANS:

  The 1995 Plan

     In May 1995, the Company adopted a Stock Plan, (the "1995 Plan") which provides for granting of incentive and nonqualified stock options to employees, consultants and directors of the Company. In May 1998, the Company's shareholders approved an increase of 1,700,000 shares of Common Stock to be reserved for issuance under the 1995 Plan. As of December 31, 1998, 4,375,000 shares of Common Stock have been reserved for issuance under the 1995 Plan.

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

  The 1997 Plan

     In October 1997, the Company adopted the 1997 Supplementary Stock Plan (the "1997 Plan"), which provides for granting of nonqualified stock options to employees (excluding officers, consultants and directors) of the Company. In February and April 1998, the Company's Board of Directors approved an increase of 500,000 and 200,000 shares, respectively, of Common Stock to be reserved for issuance under the 1997 Plan. At December 31, 1998, 1,200,000 shares of Common Stock have been reserved for issuance under the 1997 Plan.

     Options granted under the 1997 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock on the date of grant. Options granted under the 1997 Plan generally vest 25% on the first anniversary of the grant date and 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

  Directors' Option Plan

     In March 1997, the Company adopted a 1997 Directors' Option Plan (the "Directors' Plan"). Under this plan options to purchase 150,000 shares of Common Stock may be granted. The plan provides that options may be granted at a price not less than fair value of a share at the date of grant. The Directors' Plan provides for an initial option grant to purchase 12,500 shares of Common Stock to each new non-employee director of the Company at the date he or she becomes a director. Each non-employee director and Chairman of the Board of Directors will annually be granted an option to purchase 5,000 and 10,000 shares of Common Stock, respectively, beginning with the 1998 annual meeting of shareholders. If a director serves on either the Audit Committee or Compensation Committee, he or she will annually be granted an option to purchase 1,000 shares of Common Stock, respectively, beginning with the 1997 annual meeting of shareholders. Options granted under the Directors' Plan are generally for ten years and are granted at the fair market value of the stock on the date of grant. The initial 12,500 option grant vests at a rate of 1/48th per month following the date

                             3DFX INTERACTIVE, INC.

of grant. The annual option grant of 5,000, 10,000 or 1,000 vests at a rate of 1/12th per month following the date of grant.

     On October 27, 1998, substantially all outstanding options held by employees and consultants with an exercise price in excess of $10.875 per share were canceled and replaced with new options having an exercise price of $10.875, the fair market value on the date that the employees and consultants accepted the repricing. A total of 1,409,165 options were repriced. This repricing excluded executive officers and directors. On December 3, 1998, a repricing for executive officers occurred where substantially all outstanding options with an exercise price in excess of $13.125 per share were canceled and replaced with new options having an exercise price of $13.125, the fair market value on the date that the executive officers accepted the repricing. A total of 330,000 options were repriced. Such options have been included in the table below as both canceled and granted in fiscal 1998. In both the October and December repricings, any option holder accepting such offer is not permitted to exercise the repriced option (both vested and unvested shares) in the first twelve months following the date of the applicable repricing.

     The following is a summary of activity under the 1995 Plan, the 1997 Plan and the Directors' Plan during the years ended December 31, 1996, 1997 and 1998:

                                                           OPTIONS                         WEIGHTED
                                                        AVAILABLE FOR      OPTIONS         AVERAGE
                                                            GRANT        OUTSTANDING    EXERCISE PRICE
                                                        -------------    -----------    --------------
Balance at December 31, 1995..........................      215,500         513,250         $ 0.20
Additional shares authorized..........................    1,196,250              --             --
  Granted.............................................   (1,369,138)      1,369,138         $ 0.58
  Exercised...........................................           --        (185,209)        $ 0.23
  Canceled............................................      158,670        (158,670)        $ 0.41
  Repurchased.........................................       16,875              --         $ 0.20
                                                         ----------      ----------
Balance at December 31, 1996..........................      218,157       1,538,509         $ 0.54
Additional shares authorized..........................    1,274,992              --             --
  Granted.............................................   (1,306,244)      1,306,244         $12.15
  Exercised...........................................           --        (180,015)        $ 0.49
  Canceled............................................      158,754        (158,754)        $ 3.86
  Repurchased.........................................       20,391              --         $ 0.08
                                                         ----------      ----------
Balance at December 31, 1997..........................      366,050       2,505,984         $ 6.38
Additional shares authorized..........................    2,400,000              --             --
  Granted.............................................   (3,617,765)      3,617,765         $15.72
  Exercised...........................................           --        (478,104)        $ 1.34
  Canceled............................................    2,098,488      (2,098,488)        $19.16
  Repurchased.........................................        2,154              --         $ 0.27
                                                         ----------      ----------
Balance at December 31, 1998..........................    1,248,927       3,547,157         $ 9.02
                                                         ==========      ==========

                             3DFX INTERACTIVE, INC.

     Information relating to stock options outstanding and exercisable under the 1995 Plan, the 1997 Plan and the Directors' Plan at December 31, 1998 is as follows:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                              --------------------------------------    -----------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED                   WEIGHTED
                                              REMAINING     AVERAGE                    AVERAGE
          RANGE OF              NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
      EXERCISE PRICES         OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
      ---------------         -----------    -----------    --------    -----------    --------
$ 0.20 - $ 0.30.............     112,022      6.5 years      $ 0.20        112,022      $ 0.20
$ 0.44 - $ 0.75.............     412,972      7.5 years      $ 0.46        412,972      $ 0.46
$ 0.90......................     293,613      7.9 years      $ 0.90        293,613      $ 0.90
$ 2.00 - $10.88.............   1,691,500      9.2 years      $10.72        301,627      $10.00
$11.00 - $12.00.............     463,158      8.3 years      $11.87        463,158      $11.87
$12.19 - $13.88.............     519,850      9.1 years      $13.14        189,850      $13.16
$15.75 - $23.25.............      54,042      9.2 years      $19.49         54,042      $19.49
                               ---------                                 ---------
                               3,547,157      8.7 years      $ 9.02      1,837,284      $ 6.87
                               =========                                 =========

     Shares which are not exercisable as a result of the repricing have been excluded from options exercisable.

Options to purchase 768,183 and 471,937 shares were vested at December 31, 1998 and 1997, respectively. The weighted average exercise prices per share for options vested at December 31, 1998 and 1997 were $6.49 and $0.88, respectively.

  Employee Stock Purchase Plan

     In March 1997, the Company's Board of Directors approved the Employee Stock Purchase Plan. Under this plan, employees of the Company can purchase Common Stock through payroll deductions. In May 1998, the Company's shareholders approved an annual increase, commencing in 1999, to the number of shares of Common Stock available under this plan equal to the lesser of 200,000 or 1% of the Company's outstanding capitalization on the date of each annual meeting of shareholders. A maximum of 2,150,000 shares are authorized for issuance under this plan. As of December 31, 1998, 200,081 shares have been purchased under the Employee Stock Purchase Plan.

  Shareholder Rights Plan

     In October 1998, the Board of Directors approved a Shareholder Rights Plan under which shareholders of record on November 16, 1998, received a right to purchase (a "Right") one one-thousandth of a share of Series A Participating Preferred Stock ("Series A Preferred"), no par value, at an exercise price of $65 subject to adjustment. The Rights will separate from the Common Stock and Rights certificates will be issued and will become exercisable upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 12% or more of the Company's outstanding Common Stock or (ii) 10 business days or such later date as may be determined by a majority of the Board of Directors following the commencement of, or announcement of a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 12% or more of the outstanding Common Stock of the Company. The Rights expire at the close of business on October 30, 2008. The Company has designated 60,000 shares of its Preferred Stock as Series A Participating Preferred Stock in connection with this plan.

                             3DFX INTERACTIVE, INC.

  Certain Pro Forma Disclosures

     The Company accounts for its stock option plans and the Employee Stock Purchase Plan in accordance with the provisions of APB 25. Had the Company recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and the Employee Stock Purchase Plan, the Company's net income (loss) and net income
(loss) per share would have been:

                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1998      1997       1996
                                                           -------   -------   --------
Pro forma net income (loss)..............................  $16,067   $(3,705)  $(14,801)
Pro forma basic net income (loss) per share..............  $  1.08   $ (0.32)  $  (1.53)
Pro forma diluted net income (loss) per share............  $  0.98   $ (0.32)  $  (1.53)

     The pro forma effect on net income (loss) and net income (loss) per share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income (loss) and net income (loss) per share in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     For the years ended December 31, 1998 and 1997, the fair value of each option on the date of grant was determined utilizing the Black-Scholes model. For the year ended December 31, 1996, the value of each option on the date of grant was determined utilizing the minimum value method as the Company was non-public.

     To determine the value of each option on the date of grant the following assumptions were used for the year ended December 31, 1996: dividend yield of 0.0%; a risk-free interest rate of 6%; a weighted average expected option term of four years. The following assumptions were used for the stock option plans and the Employee Stock Purchase Plan for the years ended December 31, 1998 and 1997:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Stock option plans:
Expected dividend yield.....................................    0%      0%
Expected stock price volatility.............................   70%     70%
Risk free interest rate.....................................  5.1%    5.7%
Expected life (years).......................................  5.9     4.0

Employee Stock Purchase Plan:
Expected dividend yield.....................................    0%      0%
Expected stock price volatility.............................   70%     70%
Risk free interest rate.....................................  4.8%    5.4%
Expected life (years).......................................  0.5     0.5

     The weighted average fair value of stock options granted in the three years ended December 31, 1998, 1997 and 1996 was $13.12, $12.15 and $0.60 per share, respectively.

                             3DFX INTERACTIVE, INC.

NOTE 7 -- INCOME TAXES:

     The provision for income taxes is attributable to (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Current:
  Federal...................................................    $12,309
  State.....................................................      2,525
                                                                -------
                                                                 14,834
                                                                -------
Deferred
  Federal...................................................     (6,252)
  State.....................................................       (919)
                                                                -------
                                                                 (7,171)
                                                                -------
Total Provision.............................................    $ 7,663
                                                                =======

     No provision for federal or state income taxes has been recorded for the years ended December 31, 1997 and 1996 as the Company incurred net operating losses.

     The provision for income taxes differs from the provision (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998      1997      1996
                                                  -------    -----    -------
Tax provision (benefit) at statutory federal tax
  rate of 35%...................................  $10,278    $(600)   $(5,163)
State income tax, net of federal benefit........    1,687      (98)      (848)
Research tax credits............................     (692)       0          0
Change in valuation allowance...................   (4,299)     698      6,011
Other...........................................      689        0          0
                                                  -------    -----    -------
                                                  $ 7,663    $  --    $    --
                                                  =======    =====    =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Deferred income tax assets:
  Net operating losses......................................  $ 4,337      7,358
  Nondeductible reserves and expenses.......................    7,171        644
  Tax credit carryforwards..................................      187        821
                                                              -------    -------
Gross deferred tax assets...................................   11,695      8,823
Valuation allowance.........................................   (4,524)    (8,823)
                                                              -------    -------
Net deferred income tax assets..............................    7,171         --
                                                              =======    =======

     For the year ended December 31, 1998, the Company recorded a valuation allowance against its net operating losses and tax credit carryforwards due to the uncertainty as to whether the assets are realizable. For the year ended December 31, 1997, the Company recorded a full valuation allowance against its deferred tax assets due to the uncertainty as to whether the assets are realizable. At December 31, 1998, the Company had

                             3DFX INTERACTIVE, INC.

net operating loss carryforwards for federal and state income tax purposes of approximately $10,700,000 and $9,700,000, respectively, which expire beginning in 2011 and 2001, respectively.

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

NOTE 8 -- COMMITMENTS:

     The Company leases under noncancelable operating leases for certain of its facilities and equipment in addition to equipment capital leases. Rent expense on the operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $1,657,000, $568,000 and $305,000, respectively.

     Future minimum lease payments under the operating and capitalized leases are as follows (in thousands):

                                                           OPERATING   CAPITALIZED
                                                            LEASES       LEASES
                                                           ---------   -----------
1999.....................................................   $ 2,315       $427
2000.....................................................     2,292         --
2001.....................................................     2,274         --
2002.....................................................     2,247         --
2003.....................................................     2,165         --
Thereafter...............................................     6,671         --
                                                            -------       ----
          Total minimum lease payments...................   $17,964       $427
                                                            =======       ====
Less: amount representing interest.......................                   38
                                                                          ----
Present value of minimum lease payments..................                  389
Less: current portion....................................                  389
                                                                          ----
Noncurrent portion of capitalized lease obligations......                 $ --
                                                                          ====

  Purchase Commitments

     The Company's manufacturing relationship with TSMC allows the Company to cancel all outstanding purchase orders, but requires the repayment of all expenses incurred to date. As of December 31, 1998, TSMC had incurred approximately $6,200,000 of manufacturing expenses on the Company's outstanding purchase orders. The Company does not expect to cancel any of its outstanding purchase orders.

NOTE 9 -- RELATED PARTY TRANSACTIONS:

     Since April 1995, a consulting company has been providing management services to the Company for which the Company pays a monthly fee of $5,000 for consulting services. The Chairman and a director on the Board of Directors of the Company are also officers of the consulting company. Total payments for such management services during 1998, 1997 and 1996 were $60,000 each year.

     During 1998 and 1997, a member of the Board of Directors provided consulting services to the Company. Total payments for such consulting services in 1998 and 1997 were $60,000 and $45,000, respectively.

     In April 1997, an officer of the Company resigned and subsequently founded Quantum3D, Inc., a supplier of advanced graphic subsystems based on 3Dfx technology. Sales to Quantum3D, Inc. during 1998 totaled $670,000. As of December 31, 1998, the Company has an outstanding trade receivable from Quantum3D, Inc. of approximately $3,000.

                             3DFX INTERACTIVE, INC.

NOTE 10 -- PROPOSED STB MERGER

     In December 1998, the Company entered into a Merger Agreement (the "Merger Agreement") with STB Systems, Inc.; a Texas corporation ("STB"). The Merger Agreement provides for the Merger of a newly formed, wholly owned subsidiary of the Company with and into STB (the "Merger"). STB will be the surviving corporation of the Merger and, upon consummation of the Merger, will become a wholly owned subsidiary of the Company. The Company intends to account for this merger under the purchase method of accounting. The Merger is contingent upon approval of both the Company's and STB's shareholders, among other conditions.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of 3Dfx Interactive, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 22, 1999 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
San Jose, California
January 22, 1999

                                  SCHEDULE II

                             3DFX INTERACTIVE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                           -------------------
                                                           CHARGED
                                                           TO COSTS   CHARGED
                                               BEGINNING     AND      TO OTHER                ENDING
                                                BALANCE    EXPENSES   ACCOUNTS   DEDUCTIONS   BALANCE
                                               ---------   --------   --------   ----------   -------
Allowance for Doubtful Accounts:
  For the year ended December 31, 1998.......    $308      $ 2,561      $--        $  589     $2,280
  For the year ended December 31, 1997.......    $ 78      $   250      $--        $   20     $  308
  For the year ended December 31, 1996.......    $ --      $    78      $--        $   --     $   78
Inventory Reserve:
  For the year ended December 31, 1998.......    $661      $10,817      $--        $3,650     $7,828
  For the year ended December 31, 1997.......    $632      $    40      $--        $   11     $  661
  For the year ended December 31, 1996.......    $ --      $ 1,172      $--        $  540     $  632

                             3DFX INTERACTIVE, INC.

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
 2.1(1)      Agreement and Plan of Reorganization by and between the
             Registrant and STB Systems, Inc. dated as of December 13,
             1998 and the related Stock Option Agreement and form of
             Voting Agreement.
 3.1(2)      Restated Articles of Incorporation of the Registrant.
 3.2         Bylaws of the Registrant (as amended October 1998).
 3.3(5)      Certificate of Designation of Rights Preferences and
             Privileges of Series A Participating Preferred Stock of
             Registrant.
 4.1(2)      Specimen Common Stock Certificate.
 4.2(5)      Preferred Shares Rights Agreement dated October 30, 1998,
             between Registrant and BankBoston, N.A., Rights Agent.
10.1(2)      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(6)      1995 Employee Stock Plan and form of Stock Option Agreement thereunder.
10.3(2)      1997 Director Option Plan and form of Director Stock Option
             Agreement thereunder.
10.4(2)      1997 Employee Stock Purchase Plan and forms of agreement
             thereunder.
10.5(2)      Lease Agreement dated August 7, 1996 between Registrant and
             South Bay/Fortran, and Tenant Estoppel Certificate dated
             March 25, 1997 between Registrant and CarrAmerica Realty
             Corporation for San Jose, California office.
10.6(2)      Investors' Rights Agreement dated September 12, 1996,
             Amendment No. 1 to Investors' Rights Agreement dated
             November 25, 1996, Amendment No. 2 to Investors' Rights
             Agreement dated December 18, 1996 and Amendment No. 3 to
             Investors' Rights Agreement dated March 27, 1997 by and
             among the Registrant and holders of the Registrant's Series
             A, Series B and Series Preferred Stock.
10.7.1(3)    Warrant to purchase shares of Common Stock issued to
             Creative Labs, Inc.
10.7.2(2)    Warrant to purchase shares of Series B Preferred Stock
             issued to MMC/GATX Partnership No. 1.
10.8(2)      Form of Restricted Stock Purchase Agreement between the
             Registrant and certain shareholders.
10.9(2)      Master Equipment Lease Agreement dated January 1, 1996 by
             and between the Registrant and MMC/GATX Partnership No. 1.
10.10(2)     Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
10.11.1(3)   Loan and Security Agreement dated August 19, 1996 by and
             between the Registrant and Silicon Valley Bank.
10.11.2(3)   Loan Modification Agreement dated as of August 18, 1997 by and between the Registrant and Silicon Valley Bank.
10.11.3(3)   Second Amendment and Limited Waiver to Loan and Security
             Agreement dated as of December 9, 1997 by and between the
             Registrant and Silicon Valley Bank.
10.12.1(2)   Change of Control Letter Agreement between the Registrant
             and L. Gregory Ballard.
10.12.2(2)   Change of Control Letter Agreement between the Registrant
             and Karl Chicca.
10.12.3(2)   Change of Control Letter Agreement between the Registrant
             and Scott D. Sellers.
10.12.4(2)   Change of Control Letter Agreement between the Registrant
             and Gary Tarolli.
10.13.+(4)   Software License and Co-marketing Agreement made as of June,
             1997 by and between Electronic Arts, Inc. and the
             Registrant.
10.14(4)     Master Equipment Lease dated July 1, 1997 by and between the
             Registrant and Pentech Financial Services, Inc.
10.15(3)     Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAX.
10.16(3)     Separation Agreement dated as of October 12, 1997 by and
             between the Registrant and Gary P. Martin.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10.17(3)     1997 Supplementary Stock Option Plan and Form of Stock
             Option Agreement thereunder.
21.1         Subsidiaries of the Registrant.
23.1         Consent of PricewaterhouseCoopers LLP, Independent
             Accountants.
24.1         Power of Attorney (see page 46).
27.1         Financial Data Schedule.

---------------
 + Confidential treatment has been granted for portions of this agreement. Omitted portions have been filed separately with the Commission.

(1) Incorporated by reference to Schedule 13D filed by STB Systems, Inc. dated December 23, 1998 with respect to the Registrant.

(2) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-25365) which was declared effective on June 25, 1997.

(3) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (File No. 333-46119) which was declared effective March 5, 1998.

(4) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(5) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A which was filed with the Commission on November 9, 1998.

(6) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.