Form 10-K405/A
period 1998-12-31
3DFX INTERACTIVE INC
filed 1999-03-01
CIK 1010026

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

                           COMMON STOCK, NO PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by affiliates of the registrant, based upon the closing sale price of the Common Stock on February 24, 1999 as reported on the Nasdaq National Market, was approximately $28,385,025. Shares of Common Stock held by each officer and director and by each person known to 3Dfx Interactive, Inc. who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 1, 1999, registrant had outstanding 15,773,574 shares of Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the sentence in the first paragraph under "Overview" regarding anticipated revenue growth; the sentences in the second paragraph under "Overview" regarding availability of Voodoo3; the sentences in the second and third paragraphs under "Overview" regarding expected customer concentration and customer loss; the sentence in the third paragraph under "Overview" regarding availability of raw materials; the sentences in the third paragraph under "Results of Operations" regarding factors affecting gross margin; the sentences in the fourth and fifth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the sentences under the subheading "Year 2000 Compliance" regarding the year 2000 issue; the sentence in the second paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the fourth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results." These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

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

     As a result of 3Dfx's limited operating history and early stage of development, it has only a limited number of customers. Revenues derived from sales to Diamond (including its subsidiaries), Creative (including its subsidiaries) and Elitetron accounted for approximately 32%, 26% and 16% of revenues, respectively, in 1998. Revenues derived from sales to Diamond and Elitetron accounted for approximately 37% and 16%, respectively, of revenues in 1997. Revenues derived from sales to Orchid Technology, Diamond and Williams accounted for approximately 44%, 33% and 11%, respectively, of revenues in 1996. 3Dfx expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on 3Dfx's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on 3Dfx's revenues and profitability on a quarterly basis. The announcement and consummation of the merger between 3Dfx and STB are expected to cause some of 3Dfx's customers to end or curtail their relationships with the combined company. If the loss of these customers of 3Dfx is not replaced by sales from the combined company, the business of the combined company would be greatly harmed. For example, two of 3Dfx's largest customers, Creative Labs and Diamond, compete directly with STB. In dollars, these customers together accounted for approximately $117.5 million of 3Dfx's total revenue in 1998. Diamond and Creative Labs compete directly with STB and new products being developed by

3Dfx will primarily be sold directly to OEM and retail customers rather than through Diamond and Creative Labs. As a result, 3Dfx expects that sales to Diamond and Creative Labs following the merger will be reduced significantly from prior levels and that these customers will no longer continue to be significant customers of the combined company. To date, neither Diamond nor Creative Labs has communicated to 3Dfx that it will terminate the customer relationship for current products. Because the combined company will be a chip and board manufacturer that will compete with board manufacturers, 3Dfx has told existing customers that are board manufacturers, like Diamond and Creative, that new 3Dfx graphics chips will not be offered for sale to them after the merger. If the loss of business from current 3Dfx customers cannot be replaced through the combined company's own add-in-board level products, or if any other major customer of 3Dfx terminates its relationship with the combined company, the business of the combined company could be materially harmed.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data of 3Dfx expressed as a percentage of revenue for each of the periods indicated:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                              1998       1997
                                                              -----      -----
Revenues....................................................  100.0%     100.0%
Cost of revenues............................................   59.0       51.3
                                                              -----      -----
Gross profit................................................   41.0       48.7
                                                              -----      -----
  Operating expenses:
     Research and development...............................   16.8       28.2
     Selling, general and administrative....................   17.5       25.8
                                                              -----      -----
          Total operating expenses..........................   34.3       54.0
                                                              -----      -----
Income (loss) from operations...............................    6.7       (5.3)
Interest and other income, net..............................    7.8        1.4
Provision for income taxes..................................   (3.8)        --
                                                              -----      -----
Net income (loss)...........................................   10.7%      (3.9)%
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

                                                                           THREE MONTHS ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1997        1997       1997        1997       1998        1998       1998        1998
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                             (IN THOUSANDS)
Revenues..............................   $ 5,247    $ 6,507     $10,018    $22,297     $50,008    $58,643     $33,206    $60,743
Cost of revenues......................     2,582      3,278       5,352     11,399      25,730     30,443      24,971     38,474
                                         -------    -------     -------    -------     -------    -------     -------    -------
  Gross profit........................     2,665      3,229       4,666     10,898      24,278     28,200       8,235     22,269
                                         -------    -------     -------    -------     -------    -------     -------    -------
Operating expenses:
  Research and development............     1,953      2,397       3,201      4,861       5,826      8,308      10,038      9,873
  Selling, general and
    administrative....................     1,846      2,521       2,684      4,339       9,638      8,041       6,971     10,791
                                         -------    -------     -------    -------     -------    -------     -------    -------
        Total operating expenses......     3,799      4,918       5,885      9,200      15,464     16,349      17,009     20,664
                                         -------    -------     -------    -------     -------    -------     -------    -------
Income (loss) from operations.........    (1,134)    (1,689)     (1,219)     1,698       8,814     11,851      (8,774)     1,605
Interest and other income (expense),
  net.................................       (27)       (64)        347        374         514      1,052      13,045      1,259
Provision for income taxes............        --         --          --         --       1,866      3,871       1,153        773
                                         -------    -------     -------    -------     -------    -------     -------    -------
Net income (loss).....................   $(1,161)   $(1,753)    $  (872)   $ 2,072     $ 7,462    $ 9,032     $ 3,118    $ 2,091
                                         =======    =======     =======    =======     =======    =======     =======    =======
Basic net income (loss) per share.....   $ (0.13)   $ (0.19)    $ (0.07)   $  0.17     $  0.57    $  0.59     $  0.20    $  0.13
Diluted net income (loss) per share...   $ (0.13)   $ (0.19)    $ (0.07)   $  0.15     $  0.50    $  0.54     $  0.20    $  0.13

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

YEAR 2000 COMPLIANCE

     Like many other companies, the Year 2000 computer issue creates risks for 3Dfx. If internal systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on 3Dfx's operations. There are two other related issues which could also lead to incorrect calculations or failures: (1) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (2) the Year 2000 is a leap year. As used in this section, "Year 2000 capable" means that when used properly and in conformity with the product information provided by the company, and when used with Year 2000 capable computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the 3Dfx product properly exchanges date data with the 3Dfx product.

     Internal Systems. To address these Year 2000 issues with its internal systems, 3Dfx has initiated a program that is designed to deal with 3Dfx's internal management information systems and its embedded systems (e.g. phones, and security systems). The program includes both assessment and remediation proceeding in parallel and 3Dfx currently plans to have changes to those management and critical systems completed and tested by the third quarter of 1999. These activities are intended to encompass all major categories of systems used by 3Dfx, including sales and financial systems and embedded systems. The program has completed its assessment phase, which identified a number of systems that had date dependencies. None of the systems are considered by 3Dfx to be mission critical. 95% of the date dependencies have already been remediated. In almost all cases the fixes involved updating software or firmware. The unremediated date dependencies involve desktop workstations, and are expected to be fully remediated by the third quarter of 1999.

     Products. 3Dfx has examined all versions of its products and has determined that its products do not have any date dependencies that could give rise to Year 2000 capability problems. 3Dfx plans to evaluate new products as they are developed. Because its products have no date dependencies, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability.

     Suppliers. 3Dfx is also working with key suppliers of products and services to determine whether their operations and products are Year 2000 capable and to monitor their progress toward Year 2000 capability. 3Dfx identified three vendors that could materially impact 3Dfx's business if they experienced significant Year 2000 problems. These include 3Dfx's supplier of wafer foundry services and 3Dfx's two suppliers of chip packages. 3Dfx has obtained verbal assurances from each of these suppliers of services that they comply with industry standards for Year 2000 readiness. 3Dfx is in the process of determining whether its three providers of telecommunications services are Year 2000 compliant. This assessment is expected to be completed by the third quarter of fiscal year 1999.

     Costs. The Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through 1999 and thereafter. The costs incurred to date related to 3Dfx's Year 2000 assessment and remediation programs have not been material. The cost which will be incurred by 3Dfx regarding the implementation of Year 2000 compliant internal information systems, answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $300,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progress. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal information technology or embedded systems of key suppliers' systems or products sold to customers will have a material impact on 3Dfx's financial condition or overall trends in results of operations. However, 3Dfx cannot guarantee that the year 2000 situation will not negatively impact the Company. In addition, the failure to ensure Year 2000 capability by a supplier or another third party could have a material adverse effect on the Company. 3Dfx's Year 2000 compliance programs have been conducted internally, without the use independent verification or validation processes. These assessment and compliance programs have not caused the deferral by 3Dfx of other information technology projects.

     3Dfx's most reasonably likely worst case Year 2000 scenario is that 3Dfx experiences product procurement delays due to Year 2000 problems. These would arise because 3Dfx's three major suppliers described above are located outside of the United States. 3Dfx has not assessed, and may not be able to assess, what Year 2000 problems may occur with the public infrastructure, including transportation and export systems, of these countries. Such problems may result in delays in 3Dfx's procuring products which 3Dfx estimates may be approximately 4 weeks. 3Dfx is in the process of developing a contingency plan to address this scenario. This plan will include the maintenance of a 3 to 6 week safety supply of product. 3Dfx expects this contingency plan to be in place by the fourth quarter of fiscal 1999.

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

     - 3Dfx and STB may lose customers or suppliers as a result of the Merger. In particular, two of 3Dfx's largest customers, Creative and Diamond, compete directly with STB. During 1998, sales to Diamond (and its subsidiaries) and Creative (and its subsidiaries) represented 32% and 26% of 3Dfx's total revenue, respectively. 3Dfx expects that as a result of the Merger, sales to Diamond and Creative will be reduced significantly from prior levels and that such customers may no longer continue to be significant customers of the combined company. In addition, nVidia Corporation ("nVidia"), which is a major supplier of STB and whose graphics chips were incorporated into STB products, representing 63.9% of STB's net sales in fiscal 1998, competes directly with 3Dfx. If nVidia reduces its supply of graphics chips, the combined company may lose sales to those OEM customers that require the nVidia graphics processor for their systems. See "Overview" above.

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

     - The Merger will result in substantial dilution of approximately 34% to current 3Dfx shareholders. After the Merger, the current shareholders of 3Dfx will own approximately 66% of the outstanding shares of 3Dfx common stock.

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

  3Dfx Has Significant Customer Concentration

     3Dfx's sales are highly concentrated among a limited number of customers. Revenues derived from sales to Diamond (and its subsidiaries), Creative (and its subsidiaries) and Elitetron accounted for approximately 32%, 26% and 16% of revenues in 1998 and revenues derived from sales to Diamond and Elitetron accounted for approximately 37% and 16% of revenues for 1997. 3Dfx expects that a small number of customers will continue to account for a substantial portion of their revenues for the foreseeable future.

     All of 3Dfx's sales were made pursuant to purchase orders. This lack of long-term commitments, together with the customer concentration noted above, pose a significant risk. If a single customer of 3Dfx cancels an order or ceases to be a customer, 3Dfx's business and financial condition could be materially harmed. In addition, if the merger with STB is consummated, 3Dfx expects to lose several of its current customers. See "Overview" above for a fuller discussion of the effect of the merger on 3Dfx's customer base.

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

     3Dfx is currently evaluating its information technology for Year 2000 compliance. This evaluation includes reviewing what actions are required to make all internally used software systems Year 2000 compliant as well as actions necessary to make 3Dfx less vulnerable to Year 2000 compliance problems associated with third parties' systems. Such measures may not solve all of 3Dfx's Year 2000 problems. Any Year 2000 problems could materially harm 3Dfx's business. In addition, 3Dfx's customers and suppliers may not be year 2000 compliant, which could materially harm 3Dfx's business. See "Year 2000 Compliance" above.

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

  (a)(3) Exhibits.

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
     2.1(1)       Agreement and Plan of Reorganization by and between the
                  Registrant and STB Systems, Inc. dated as of December 13,
                  1998 and the related Stock Option Agreement and form of
                  Voting Agreement.
     3.1(2)       Restated Articles of Incorporation of the Registrant.
     3.2(7)       Bylaws of the Registrant (as amended October 1998).
     3.3(5)       Certificate of Designation of Rights Preferences and
                  Privileges of Series A Participating Preferred Stock of
                  Registrant.
     4.1(2)       Specimen Common Stock Certificate.
     4.2(5)       Preferred Shares Rights Agreement dated October 30, 1998,
                  between Registrant and BankBoston, N.A., Rights Agent.
    10.1(2)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2(6)       1995 Employee Stock Plan and form of Stock Option Agreement thereunder.
    10.3(2)       1997 Director Option Plan and form of Director Stock Option
                  Agreement thereunder.
    10.4(2)       1997 Employee Stock Purchase Plan and forms of agreement
                  thereunder.
    10.5(2)       Lease Agreement dated August 7, 1996 between Registrant and
                  South Bay/Fortran, and Tenant Estoppel Certificate dated
                  March 25, 1997 between Registrant and CarrAmerica Realty
                  Corporation for San Jose, California office.
    10.6(2)       Investors' Rights Agreement dated September 12, 1996,
                  Amendment No. 1 to Investors' Rights Agreement dated
                  November 25, 1996, Amendment No. 2 to Investors' Rights
                  Agreement dated December 18, 1996 and Amendment No. 3 to
                  Investors' Rights Agreement dated March 27, 1997 by and
                  among the Registrant and holders of the Registrant's Series
                  A, Series B and Series Preferred Stock.
    10.7.1(3)     Warrant to purchase shares of Common Stock issued to
                  Creative Labs, Inc.
    10.7.2(2)     Warrant to purchase shares of Series B Preferred Stock
                  issued to MMC/GATX Partnership No. 1.
    10.8(2)       Form of Restricted Stock Purchase Agreement between the
                  Registrant and certain shareholders.
    10.9(2)       Master Equipment Lease Agreement dated January 1, 1996 by
                  and between the Registrant and MMC/GATX Partnership No. 1.
    10.10(2)      Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
    10.11.1(3)    Loan and Security Agreement dated August 19, 1996 by and
                  between the Registrant and Silicon Valley Bank.
    10.11.2(3)    Loan Modification Agreement dated as of August 18, 1997 by and between the Registrant and Silicon Valley Bank.
    10.11.3(3)    Second Amendment and Limited Waiver to Loan and Security
                  Agreement dated as of December 9, 1997 by and between the
                  Registrant and Silicon Valley Bank.
    10.12.1(2)    Change of Control Letter Agreement between the Registrant
                  and L. Gregory Ballard.
    10.12.2(2)    Change of Control Letter Agreement between the Registrant
                  and Karl Chicca.
    10.12.3(2)    Change of Control Letter Agreement between the Registrant
                  and Scott D. Sellers.
    10.12.4(2)    Change of Control Letter Agreement between the Registrant
                  and Gary Tarolli.
    10.13.+(4)    Software License and Co-marketing Agreement made as of June,
                  1997 by and between Electronic Arts, Inc. and the
                  Registrant.
    10.14(4)      Master Equipment Lease dated July 1, 1997 by and between the
                  Registrant and Pentech Financial Services, Inc.
    10.15(3)      Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAX.
    10.16(3)      Separation Agreement dated as of October 12, 1997 by and
                  between the Registrant and Gary P. Martin.
    10.17(3)      1997 Supplementary Stock Option Plan and Form of Stock
                  Option Agreement thereunder.
    21.1(7)       Subsidiaries of the Registrant.
    23.1          Consent of PricewaterhouseCoopers LLP, Independent
                  Accountants.
    24.1(7)       Power of Attorney.
    27.1(7)       Financial Data Schedule.

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

(7) Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 1999                3DFX INTERACTIVE, INC.

                                       By:      /s/ L. GREGORY BALLARD
                                         ---------------------------------------
                                         L. Gregory Ballard, President and
                                         Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                      SIGNATURE                                      TITLE                       DATE
                      ---------                                      -----                       ----

/s/ L. GREGORY BALLARD                                 President, Chief Executive Officer  February 25, 1999
-----------------------------------------------------  and Director (Principal Executive
(L. Gregory Ballard)                                   Officer)

/s/ DAVID ZACARIAS                                     Vice President, Administration and  February 25, 1999
-----------------------------------------------------  Chief Financial Officer (Principal
(David Zacarias)                                       Financial and Accounting Officer)

/s/ GORDON A. CAMPBELL*                                Chairman of the Board               February 25, 1999
-----------------------------------------------------
(Gordon A. Campbell)

/s/ ALEX LEUPP*                                        Director                            February 25, 1999
-----------------------------------------------------
(Alex Leupp)

/s/ SCOTT D. SELLERS*                                  Director                            February 25, 1999
-----------------------------------------------------
(Scott D. Sellers)

/s/ ANTHONY SUN*                                       Director                            February 25, 1999
-----------------------------------------------------
(Anthony Sun)

/s/ JAMES WHIMS*                                       Director                            February 25, 1999
-----------------------------------------------------
(James Whims)

/s/ PHILIP M. YOUNG*                                   Director                            February 25, 1999
-----------------------------------------------------
(Philip M. Young)

               *By: /s/ DAVID ZACARIAS
  ------------------------------------------------
                  (David Zacarias)
                  Attorney-in-Fact

                             3DFX INTERACTIVE, INC.

                               INDEX TO EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
2.1(1)       Agreement and Plan of Reorganization by and between the
             Registrant and STB Systems, Inc. dated as of December 13,
             1998 and the related Stock Option Agreement and form of
             Voting Agreement.
3.1(2)       Restated Articles of Incorporation of the Registrant.
3.2(7)       Bylaws of the Registrant (as amended October 1998).
3.3(5)       Certificate of Designation of Rights Preferences and
             Privileges of Series A Participating Preferred Stock of
             Registrant.
4.1(2)       Specimen Common Stock Certificate.
4.2(5)       Preferred Shares Rights Agreement dated October 30, 1998,
             between Registrant and BankBoston, N.A., Rights Agent.
10.1(2)      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(6)      1995 Employee Stock Plan and form of Stock Option Agreement thereunder.
10.3(2)      1997 Director Option Plan and form of Director Stock Option
             Agreement thereunder.
10.4(2)      1997 Employee Stock Purchase Plan and forms of agreement
             thereunder.
10.5(2)      Lease Agreement dated August 7, 1996 between Registrant and
             South Bay/Fortran, and Tenant Estoppel Certificate dated
             March 25, 1997 between Registrant and CarrAmerica Realty
             Corporation for San Jose, California office.
10.6(2)      Investors' Rights Agreement dated September 12, 1996,
             Amendment No. 1 to Investors' Rights Agreement dated
             November 25, 1996, Amendment No. 2 to Investors' Rights
             Agreement dated December 18, 1996 and Amendment No. 3 to
             Investors' Rights Agreement dated March 27, 1997 by and
             among the Registrant and holders of the Registrant's Series
             A, Series B and Series Preferred Stock.
10.7.1(3)    Warrant to purchase shares of Common Stock issued to
             Creative Labs, Inc.
10.7.2(2)    Warrant to purchase shares of Series B Preferred Stock
             issued to MMC/GATX Partnership No. 1.
10.8(2)      Form of Restricted Stock Purchase Agreement between the
             Registrant and certain shareholders.
10.9(2)      Master Equipment Lease Agreement dated January 1, 1996 by
             and between the Registrant and MMC/GATX Partnership No. 1.
10.10(2)     Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
10.11.1(3)   Loan and Security Agreement dated August 19, 1996 by and
             between the Registrant and Silicon Valley Bank.
10.11.2(3)   Loan Modification Agreement dated as of August 18, 1997 by and between the Registrant and Silicon Valley Bank.
10.11.3(3)   Second Amendment and Limited Waiver to Loan and Security
             Agreement dated as of December 9, 1997 by and between the
             Registrant and Silicon Valley Bank.
10.12.1(2)   Change of Control Letter Agreement between the Registrant
             and L. Gregory Ballard.
10.12.2(2)   Change of Control Letter Agreement between the Registrant
             and Karl Chicca.
10.12.3(2)   Change of Control Letter Agreement between the Registrant
             and Scott D. Sellers.
10.12.4(2)   Change of Control Letter Agreement between the Registrant
             and Gary Tarolli.
10.13.+(4)   Software License and Co-marketing Agreement made as of June,
             1997 by and between Electronic Arts, Inc. and the
             Registrant.
10.14(4)     Master Equipment Lease dated July 1, 1997 by and between the
             Registrant and Pentech Financial Services, Inc.
10.15(3)     Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAX.
10.16(3)     Separation Agreement dated as of October 12, 1997 by and
             between the Registrant and Gary P. Martin.
10.17(3)     1997 Supplementary Stock Option Plan and Form of Stock
             Option Agreement thereunder.
21.1(7)      Subsidiaries of the Registrant.
23.1         Consent of PricewaterhouseCoopers LLP, Independent
             Accountants.
24.1(7)      Power of Attorney.
27.1(7)      Financial Data Schedule.

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

(7) Previously filed.