Form 10-Q
period 1999-04-30
3DFX INTERACTIVE INC
filed 1999-06-14
CIK 1010026

===============================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
                           --------------------------
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        for the period ended April 30, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        for the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 0-22651

                             3DFX INTERACTIVE, INC.
           (Exact name of registrant as specified in its charter)

           CALIFORNIA                                     77-0390421
   (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification Number)

                                4435 Fortran Drive
                           San Jose, California 95134
                    (Address of principal executive offices)

                        Telephone Number (408) 935-4400
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 31, 1999 there were 24,421,305 shares of the Registrant's Common Stock outstanding.

 ===============================================================================

                             3DFX INTERACTIVE, INC.

                                   Form 10-Q

                                     INDEX






Cover Page
Index


PART I. Financial Information


  Item 1. Financial statements

  Condensed Consolidated Balance Sheets -- April 30, 1999 and
     December 31, 1998

  Condensed Statements of Operations -- Three Months Ended
     April 30, 1999 and March 31, 1998 and One Month Ended January 31, 1999

  Condensed Consolidated Statements of Cash Flows -- Three Months Ended
     April 30, 1999 and March 31, 1998 and One Month Ended January 31, 1999

  Notes to Condensed Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II. Other Information


  Item 1. Legal Proceedings

  Item 6. Exhibits and Reports on Form 8-K

Signatures

                         PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                             3DFX INTERACTIVE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                       (unaudited)
                                                         April 30,   December 31,
                                                           1999          1998
                                                      ------------  ------------
Assets:
  Cash and cash equivalents ........................      $55,556       $92,922
  Short-term investments ...........................       23,192         3,058
  Accounts receivable, net .........................       33,482        36,335
  Inventory ........................................       18,306        23,991
  Other current assets .............................       13,396        12,089
                                                      ------------  ------------
          Total current assets .....................      143,932       168,395
  Property and equipment, net.......................       21,572        15,629
  Other assets......................................        3,284            97
                                                      ------------  ------------
                                                         $168,788      $184,121
                                                      ============  ============

Liabilities and Shareholders' Equity:
  Accounts payable .................................      $35,113       $41,104
  Accrued liabilities ..............................       10,670        16,031
  Current portion of capitalized lease obligations .          216           389
                                                      ------------  ------------
          Total current liabilities ................       45,999        57,524
                                                      ------------  ------------
Capitalized lease obligations, less current portion.          449           284
                                                      ------------  ------------
Shareholders' equity:
  Common stock .....................................      128,093       126,569
  Warrants .........................................          242           242
  Deferred compensation ............................         (535)         (697)
  (Accumulated deficit) retained earnings ..........       (5,460)          199
                                                      ------------  ------------
          Total shareholders' equity ...............      122,340       126,313
                                                      ------------  ------------
                                                         $168,788      $184,121
                                                      ============  ============

     See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                 One
                                          Three Months Ended    Month
                                         -------------------    Ended
                                          April 30, March 31, January 31,
                                            1999     1998        1999
                                         --------- ---------  -----------
Revenues................................  $40,444   $50,008      $17,048
Cost of revenues........................   26,190    25,730       14,527
                                         --------- ---------  -----------
  Gross profit..........................   14,254    24,278        2,521
                                         --------- ---------  -----------
Operating expenses:
  Research and development..............   11,756     5,826        3,340
  Selling, general and administrative...    6,620     9,638        4,614
                                         --------- ---------  -----------
  Total operating expenses..............   18,376    15,464        7,954
                                         --------- ---------  -----------
Income (loss) from operations...........   (4,122)    8,814       (5,433)
Interest and other income, net..........      911       514          322
                                         --------- ---------  -----------
Income (loss) before income taxes.......   (3,211)    9,328       (5,111)
(Benefit) provision for income taxes....   (1,027)    1,866       (1,636)
                                         --------- ---------  -----------
Net income (loss).......................  ($2,184)   $7,462      ($3,475)
                                         ========= =========  ===========
Net income (loss) per share:
  Basic.................................   ($0.14)    $0.57       ($0.22)
                                         ========= =========  ===========
  Diluted...............................   ($0.14)    $0.50       ($0.22)
                                         ========= =========  ===========
Shares used in net income (loss) per
   share calculations:
  Basic.................................   15,768    13,091       15,641
                                         --------- ---------  -----------
  Diluted...............................   15,768    14,924       15,641
                                         --------- ---------  -----------

   See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                        One
                                                 Three Months Ended    Month
                                                -------------------    Ended
                                                 April 30, March 31, January 31,
                                                   1999      1998       1999
                                                --------- ---------  -----------
Cash flows from operating activities:
  Net (loss) income ...........................  ($2,184)   $7,462      ($3,475)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Depreciation .............................    1,821       894          675
     Stock compensation........................      121       121           40
     Increase in allowance for doubtful
       accounts................................     (409)    1,456        4,449
     Changes in assets and liabilities:
       Accounts receivable.....................   (5,528)  (25,775)       4,341
       Inventory...............................     (323)  (11,790)       6,008
       Other assets............................   (4,821)      653          459
       Accounts payable........................    5,206    21,832      (11,195)
       Accrued liabilities.....................   (4,460)   10,533         (869)
                                                --------- ---------  -----------
     Net cash provided by (used in) operating
         activities............................  (10,577)    5,386          433
                                                --------- ---------  -----------
Cash flows from investing activities:
  Purchases of short-term investments..........   (1,917)  (24,367)     (18,222)
  Purchases of property and equipment..........   (6,980)   (1,580)      (1,459)
                                                --------- ---------  -----------
     Net cash used in investing activities.....   (8,897)  (25,947)     (19,681)
                                                --------- ---------  -----------
Cash flows from financing activities:
  Proceeds from secondary public offering, net.       --    54,830         --
  Proceeds from issuance of Common Stock, net..    1,496       139           32
  Principal payments of capitalized lease
     obligations, net..........................     (148)     (304)         (24)
  Payments on drawdown on line of credit, net..       --      (291)        --
                                                --------- ---------  -----------
     Net cash provided by financing activities.    1,348    54,374            8
                                                --------- ---------  -----------
Net increase (decrease) in cash and
  cash equivalents.............................  (18,126)   33,813      (19,240)
Cash and cash equivalents at beginning
  of period....................................   73,682    28,937       92,922
                                                --------- ---------  -----------
Cash and cash equivalents at end of period.....  $55,556   $62,750      $73,682
                                                ========= =========  ===========

     See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Its Significant Accounting Policies:

3Dfx Interactive Inc. (the "Company" or "3Dfx") was incorporated in California on August 24, 1994. The Company is engaged in the design, development, marketing and support of 3D and 3D/2D media processors, subsystems and API software for the interactive personal computer market.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission. On March 29, 1999, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to change its fiscal year from a December Fiscal Year to a year beginning on February 1 and ending on January 31 ("January Fiscal Year"), beginning on February 1, 1999. Accordingly, the Company has separately presented the results of operations and cash flows for the one month period ended January 31,1999. The results of operations for the one month period ended January 31, 1999 or the quarter ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.
Three customers represented 51%, 18%, and 12% and three customers represented 41%, 22% and 13% of the Company's revenue during the three months ended April 30, 1999 and March 31, 1998, respectively. Two customers represented 36% and 25% of the Company's revenue during the one month ended January 31, 1999.

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


Note 3 - Net Income (Loss) per Share:

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

                                                                 One
                                          Three Months Ended    Month
                                         -------------------    Ended
                                          April 30, March 31, January 31,
                                            1999     1998        1999
                                         --------- ---------  -----------
Net income (loss) available to common
  shareholders (numerator)..............  ($2,184)   $7,462      ($3,475)
Weighted average common shares
  outstanding (denominator for basic
  computation)..........................   15,768    13,091       15,641
Effect of dilutive securities --
  common stock equivalents..............       --     1,833          --
                                         --------- ---------  -----------
Weighted average shares outstanding
  (denominator for diluted computation).   15,768    14,924       15,641
                                         ========= =========  ===========
Basic earnings (loss) per share.........   ($0.14)    $0.57       ($0.22)
                                         ========= =========  ===========
Diluted earnings (loss) per share.......   ($0.14)    $0.50       ($0.22)
                                         ========= =========  ===========

During the quarter ended April 30, 1999 and the one month ended January 31, 1999, options to purchase approximately 116,250 and 94,542 shares, respectively were outstanding but not included in the computation because they were antidilutive.



Note 4 - Income Taxes:

The Company recorded for the three months ended April 30, 1999 and March 31, 1998 an effective tax rate of 32% and 20%, respectively. The Company recorded for the one month ended January 31, 1999 an effective tax rate of 32%. The effective tax rate is different from the statutory rate due to the utilization of federal and state net operating loss carryforwards and tax credits.

Note 5 - Comprehensive Income:

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive income for each of the three months ended April 30, 1999 and March 31, 1998 and the one month ended January 31, 1999 was equal to net income.

Note 6 - Merger Agreement:

In December 1998, the Company entered into a Merger Agreement (the"Merger Agreement") with STB Systems Inc., a Texas corporation ("STB"). The Merger Agreement provided for the merger of a newly formed, wholly owned subsidiary of 3Dfx with and into STB. STB will be the surviving corporation of the Merger and will become a wholly owned subsidiary of
3Dfx. The merger will be accounted for under purchase accounting.   The
merger was approved by the shareholders of both STB and 3Dfx on May 5, 1999 and May 12, 1999, respectively. The merger was consummated on May 13, 1999.

Pro forma results of operations for the combined company as if the transaction consummated at the beginning of the earliest period presented are as follows:

                                          Three Months Ended    Year Ended
                                               April 30,       December 31,
                                                 1999              1998
                                              ---------          ---------

     Revenues ..........................      $111,893           $467,411
                                              ---------          ---------

     Net (loss) income..................       ($5,124)           $13,807
                                              ---------

     Basic net (loss) income per share ..        ($0.14)            $0.61
                                              =========         =========

     Diluted net (loss) income per share .       ($0.14)            $0.56
                                              =========         =========

                             3DFX INTERACTIVE, INC.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial
Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the first paragraph under "Overview" regarding anticipated revenue growth; the sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the third paragraph under "Overview" regarding availability of raw materials; the sentences in the second paragraph under "Results of Operations" regarding factors affecting gross margin; the sentences in the third and fourth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the statements below under "Year 2000 Compliance"; the sentence in the third paragraph under "Liquidity and Capital
Resources" regarding capital expenditures; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

Overview

The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company had no operations during the period from inception (August 24, 1994) through December 31, 1994. The Company was considered a development stage enterprise and was primarily engaged in product development and product testing until its first commercial product shipments in the third quarter of 1996. The Company has incurred net losses in every quarter since inception until the fourth quarter of fiscal 1997 and each quarter in fiscal 1998. The Company incurred net losses of approximately $1.7 million and $14.8 million in 1996 and 1997, respectively. The Company generated net income of $21.7 million in 1998 and had retained earnings of $199,000 at December 31, 1998. The Company incurred net losses of $3.5 million and $2.2 million for the one month ended January 31, 1999 and the quarter ended April 30, 1999, respectively. These net losses incurred were attributable to the lack of substantial revenue and continuing significant costs incurred in the research, development and testing of the Company's products. Although the Company has experienced revenue growth in recent periods, historical growth rates will not be sustained and are not indicative of future operating results. There can be no assurance that significant revenues or profitability will be sustained or increased on a quarterly or annual basis in the future.

The Company derives revenue from the sale of 3D and 3D/2D media processors designed for use in PCs and coin-op arcade systems. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996 and introduced subsequent 3D and 3D/2D media processors in 1997 and 1998. In March 1999, the Company began shipment of its Voodoo3 product family. Voodoo3 is an enhanced and more fully-featured single chip 3D/2D media processor. As a result of the Company's limited operating history, it has only a limited number of customers. Revenues derived from sales to STB Systems, Inc. ("STB"), Creative Technology, Ltd. ("Creative") including its subsidiaries, and Elitetron Electronic Co., Ltd ("Elitetron") accounted for approximately 51%, 18%, and 12%, respectively, of revenues for the quarter ended April 30, 1999. Revenues derived from sales to Diamond Multimedia Systems, Inc. ("Diamond"), Elitetron and Creative accounted for approximately 41%, 22% and 13%, respectively, of revenues for the first quarter of fiscal 1998. Revenues derived from sales to Creative and Elitetron accounted for approximately
36% and 25%, respectively, of revenues for the one month ended January 31, 1999. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on the Company's revenues and profitability on a quarterly basis. The announcement and consummation of the merger between 3Dfx and STB has caused some of 3Dfx's customers to end or curtail their relationships with the combined company. If the loss of these customers of 3Dfx is not replaced by sales from the combined company, the business of the combined company will be greatly harmed. For example, two of 3Dfx's largest customers, Creative Labs and Diamond, compete directly with STB. In dollars, these customers together accounted for approximately $117.5 million of 3Dfx's total revenues in 1998.
New products being developed by 3Dfx will primarily be sold directly to OEM and retail customers rather than through Diamond and Creative
Labs. As a result, sales to Diamond and Creative Labs following the merger have been reduced significantly from prior levels and these customers will no longer continue to be significant customers of the combined company.
To date, neither Diamond nor Creative Labs has communicated to 3Dfx that it will terminate the customer relationship for any products incorporated into their product lines. Because the combined company will be a chip and board manufacturer that will compete with board manufacturers, 3Dfx has told existing customers 'that are board manufacturers, like Diamond and Creative, that new 3Dfx graphics chips will not be offered for sale to them. If the loss of business from current 3Dfx customers cannot be replaced through the combined company's own add-in-board level products, or if any other major customer of 3Dfx terminates its relationship with the combined company, the business of the combined company could be materially harmed.

As part of its manufacturing strategy, the Company leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows the Company to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's wafers are currently manufactured by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to the Company's orders. The Company purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of products revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of the Company's products. The Company believes that raw materials required are readily available. The Company's products are packaged by two third party subcontractors, Advanced Semiconductor Engineering Group ("ASE") and Caesar Technology, Inc. All of the Company's products are tested by ASE. Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement. All purchases of wafers and assembly and test services are denominated in U.S. dollars.

In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's IPO, the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. This amortization resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in each of the years ended December 31, 1998 and 1997, and $196,000 (of which $50,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively in the year ended December 31, 1996, and will result in charges over the next 5 quarters aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

Results of Operations

Three Months Ended April 30, 1999 and March 31 1998

Revenues. Revenues are recognized upon product shipment. The Company's total revenues were $40.4 million in the three months ended April 30, 1999, and $50.0 million in the three months ended March 31, 1998. Revenues in the three months ended April 30, 1999 were principally attributable to sales of the Company's Voodoo3, Voodoo2 and Banshee chips. Substantially all of the revenues in the three months ended March 31, 1998 were derived from sale of the Company's Voodoo2 and Voodoo Graphics chipsets. The decline in sales can be attributed to the announcement of the merger with STB which caused some of the Company's customers to end or curtail their relationship with the Company. See "Overview". As a result of the merger, some of the Company's significant customers will not do business with the combined company because these customers were competitors of STB and will therefore be competitors of the combined company.

Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of revenues increased 2% from $25.7 million in the three months ended March 31,1998 to $26.2 million in the three months ended April 30, 1999. Gross profit as a percentage of revenues was 49% and 35% in the three months ended March 31, 1998 and April 30, 1999, respectively. The increase in cost of revenues resulted from lower margins associated with the Voodoo3 and Voodoo Banshee products as compared with the margins of Voodoo2 and Voodoo Graphics and the decrease in revenues in the three months ended April 30, 1999 as compared with the three months ended March 31, 1998. Given the Company's limited operating history and limited history of product shipments, the Company believes that an analysis of gross profit as a percentage of total revenues is not meaningful. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 102% from $5.8 million in the three months ended March 31, 1998 to $11.8 million in the three months ended April 30, 1999. The increase reflects an increase in personnel costs, common cost allocations and non-recurring engineering costs resulting from the development of Voodoo3 and other future products. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses decreased 31% from $9.6 million in the three months ended March 31, 1998 to $6.6 million in the three months ended April 30, 1999. The decrease resulted primarily from shared advertising programs with STB in connection with the launch of Voodoo3, offset by the increase in personnel. The shared advertising campaign resulted in a $4 million reduction in advertising in the three months ended April 30, 1999. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Interest and Other Income, Net. Interest and other income, net increased from $514,000 in the three months ended March 31, 1998 to $911,000 in the three months ended April 30, 1999. The increase is primarily related to increased earnings from higher investment cash balances, partially offset by interest expense on the outstanding equipment line of credit and capital lease balances.

Provision For Income Taxes. The Company recorded an income tax benefit of $1.0 million for the three months ended April 30, 1999, an effective tax rate of 32%. The Company recorded a provision for income taxes of $1.9 million for the three months ended March 31, 1998, an effective tax rate of 20%. The Company's effective tax rate differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits.

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

Year 2000 Compliance

        Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: (1) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (2) the Year 2000 is a leap year. As used in this section, "Year 2000 capable" means that when used properly and in conformity with the product information provided by the company, and when used with Year 2000 capable computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's product properly exchanges date data with the Company's product.

        Internal Systems. To address these Year 2000 issues with its internal systems, the Company has initiated a program that is designed to deal with the Company's internal management information systems and its embedded systems (e.g. phones, and security systems). The program includes both assessment and remediation proceeding in parallel and the Company currently plans to have changes to those management and critical systems completed and tested by the third quarter of 1999. These activities are intended to encompass all major categories of systems used by the Company, including sales and financial systems and embedded systems. The program has completed its assessment phase, which identified a number of systems that had date dependencies. None of the systems are considered by the Company to be mission critical. Approximately 95% of the date dependencies have already been remediated. In almost all cases the fixes involved updating software or firmware. The unremediated date dependencies involve desktop workstations, and are expected to be fully remediated by the third quarter of 1999.

        Products. The Company has examined all versions of its products and has determined that its products do not have any date dependencies that could give rise to Year 2000 capability problems. The Company plans to evaluate new products as they are developed. Because its products have no date dependencies, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability.

        Suppliers. The Company is also working with key suppliers of products and services to determine whether their operations and products are Year 2000 capable and to monitor their progress toward Year 2000 capability. The Company identified three vendors that could materially impact the Company's business if they experienced significant Year 2000 problems. These include the Company's supplier of wafer foundry services and the Company's two suppliers of chip packages. The Company has obtained verbal assurances from each of these suppliers of services that they comply with industry standards for Year 2000 readiness. The Company is in the process of determining whether its three providers of telecommunications services are Year 2000 compliant. This assessment is expected to be completed by the third quarter of fiscal year 1999.

        Costs. The Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through 1999 and thereafter. The costs incurred to date related to the Company's Year 2000 assessment and remediation programs have not been material. The cost which will be incurred by the Company regarding the implementation of Year 2000 compliant internal information systems, answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $300,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progress. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal information technology or embedded systems of key suppliers' systems or products sold to customers will have a material impact on the Company's financial condition or overall trends in results of operations. However, the Company cannot guarantee that the year 2000 situation will not negatively impact the Company. In addition, the failure to ensure Year 2000 capability by a supplier or another third party could have a material adverse effect on the Company. The Company's Year 2000 compliance programs have been conducted internally, without the use independent verification or validation processes. These assessment and compliance programs have not caused the deferral by the Company of other information technology projects.

        The Company's most reasonably likely worst case Year 2000 scenario is that the Company experiences product procurement delays due to Year 2000 problems. These would arise because the Company's three major suppliers described above are located outside of the United States. The Company has not assessed, and may not be able to assess, what Year 2000 problems may occur with the public infrastructure, including transportation and export systems, of these countries. Such problems may result in delays in the Company's procuring products, which the Company estimates may be approximately 4 weeks. The Company is in the process of developing a contingency plan to address this scenario. This plan will include the maintenance of a 3 to 6 week safety supply of product. The Company expects this contingency plan to be in place by the fourth quarter of fiscal 1999.

        The Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues.


Liquidity and Capital Resources

Net cash used in operating activities in the first three months of fiscal 2000 was due primarily to a net loss of $2.2 million, and increases of $5.5 million in accounts receivable and $4.8 million in prepaids and other assets, partially offset by a $1.8 million depreciation adjustment. Net cash provided by operating activities in the first quarter of fiscal 1998 was due primarily to net income of $7.5 million, and increases of $21.8 million and $10.5 million in accounts payable and accrued liabilities, respectively, partially offset by a $25.8 million and $11.8 million increase in inventory and accounts receivable, respectively, due to the increase in manufacturing to meet customer demand associated with the generation of revenues.

Net cash used in investing activities was approximately $8.9 million and $25.9 million in the three months ended April 30, 1999 and March 31, 1998, respectively, and was due in each period to the purchase of investments and to the purchase of property and equipment. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of April 30, 1998, the Company had capital equipment of $32.5 million less accumulated depreciation of $11.0 million to support its research and development, operations and administrative activities. The Company has financed approximately $2.6 million of its capital equipment from capital lease obligations through April 30, 1999. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

Net cash provided by financing activities was approximately $1.3 million and $54.4 million in the first three months of fiscal 2000 and fiscal 1998, respectively, due primarily to exercise of options in the the three months ended April 30, 1999 and proceeds from the public offering in March 1998.

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


Factors Affecting Operating Results

Risks related to the Merger with STB Systems, Inc. The merger of STB Systems, Inc. with and into a wholly-owned subsidiary of the Company resulted in STB becoming a wholly-owned subsidiary of the Company effective May 13, 1999. As a result of the broad scope of 3Dfx's and STB's operations and the geographic distance separating their bases of operation, it will be difficult to quickly integrate the products, technologies, research and development activities, administration, sales and marketing and other operations of the two companies. The difficulties, costs and delays involved in integrating the companies, which may be substantial, may include:

 o Distracting management and other key personnel, particularly senior engineers involved in product development and product definition, from the business of the Company.

 o Perceived and potential adverse changes in business focus or product offerings, especially the focus on retail consumers versus original equipment manufacturers, or OEMs.

 o  Potential incompatibility of business cultures.

 o Costs and delays in implementing common systems and procedures, particularly in integrating different information systems.

 o Possible negative effects on customer service resulting from the differing focus on the retail consumer and the OEMs.

 o Inability to retain and integrate key management, technical, sales and customer support personnel.

 o Potential conflicts in direct sales channels and valued added resellers.

The failure to successfully integrate 3Dfx and STB in a timely manner could result in a failure of the Company to realize any of the anticipated benefits of the merger and could materially harm the business of the Company.

Loss of Customers or Suppliers because of STB Merger; Limited Sources for Chips and Boards. The merger caused some of 3Dfx's customers to end or curtail their relationships with the Company because the Company's products are now both graphics chips and graphics boards. Thus, the Company competes with companies that were previously 3Dfx's customers, graphics board manufacturers. Moreover, the Company has told former customers who are graphics board manufacturers that new generations of the Company's graphics chips will not be offered for sale to them. Similarly, the merger has disrupted STB's relationships with its suppliers, some of whom were competitors of 3Dfx. The loss of STB suppliers may cause the Company to lose customers that want the Company's products to contain components from those suppliers. The loss of customers of 3Dfx could cause a decline in sales for the Company unless new sales by the combined company have an offsetting effect.

        For example, two of 3Dfx's largest customers, Creative and Diamond, were direct competitors of STB. During 1998, sales to Diamond (and its subsidiaries) represented approximately 32% of 3Dfx's total revenue and sales to Creative (and its subsidiaries) represented approximately 26% of 3Dfx's total revenue. New products being developed by the Company will primarily be sold directly to OEM and retail customers rather than through Diamond and Creative. As a result, sales to Diamond and Creative Labs following the announcement of the merger have been reduced significantly from prior levels and these customers are no longer significant customers of the Company. Similarly, nVidia, which was a major supplier of STB and which was a direct competitor of 3Dfx, has terminated its relationship with the Company. Although the Company has continued to sell to its customers its current products that use nVidia graphics chips, it does not expect to use nVidia's graphic chips on any new products. Unless the Company can persuade STB's customers that are purchasing products using nVidia graphics chips to purchase new products based on 3Dfx graphics chips, STB's revenue contribution to the Company will be reduced significantly.

        As a result of the merger, STB will become significantly dependent on 3Dfx's graphics chip design and development capabilities and 3Dfx will become more dependent on STB's graphics boards and manufacturing capabilities. This will occur because both companies will be more restricted in their ability to select products produced by either STB's or 3Dfx's competitors. If either 3Dfx's graphics chips or STB's graphics boards fail to meet the requirements of either company's customers, the Company's relationship with those customers could be hurt. This could negatively affect the Company's financial performance. In addition, STB will be highly dependent on 3Dfx's ability to provide graphics chips on a timely basis meeting the rigid scheduling requirements of OEMs. If 3Dfx's graphics chips could not be provided on a timely basis, STB may not be able to readily find suitable alternative graphics chips, which could result in the loss of business and customers as well as unused manufacturing capacity.

The Quarterly Operating Results of the Company May Fluctuate. The Company's quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future. These variations are the result of a number of factors, many of which are beyond the Company's control. These factors include:

 o The ability to successfully develop, introduce and market new or enhanced products;

 o The ability to introduce and market products in accordance with customer design requirements and design cycles;

 o Changes in the relative volume of sales of various products with different margins;

 o Changes in demand for the Company's products and its customers' products;

 o  Gains or losses of significant customers or strategic relationships;

 o  The volume and timing of customer orders;

 o The availability, pricing and timeliness of delivery of components for the Company's products;

 o The timing of new product announcements or introductions by competitors;

 o  Product obsolescence, the management of product transitions;

 o  Production delays; and

 o  Decreases in the average selling prices of products.

        Any one or more of the factors listed above or other factors could cause the Company to fail to achieve its revenue and profitability expectations. Most of the Company's operating expenses are relatively fixed in the short term. The Company may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could materially harm quarterly operating results. As a result of the above factors, the Company believes that investors should not rely on period-to-period comparisons of results of operations as an indication of future performance. The results of any one quarter are not indicative of results to be expected for a full fiscal year.

The Company Has a Limited Operating History. The Company has been shipping products only since the third quarter of 1996. This limited operating history makes the assessment of the Company's future operating results difficult. Additionally, the Company incurred net losses of approximately $1.7 million in 1997 and $14.8 million in 1996. These net losses were attributable to the lack of substantial sales and to continuing significant costs incurred in product research, development and testing. Although the Company had net income of $21.7 million in 1998, and net revenues of $50.0 million and $40.4 million in the three months ended March 31, 1998 and April 30, 1999, respectively, historical growth rates may not be sustained. Additionally, significant revenues or profitability may not be sustained or increased on a quarterly or annual basis in the future.

The Company Faces Intense Competition. The markets in which the Company compete are intensely competitive and are likely to become more competitive in the future. Existing competitors and new market entrants may introduce products that are less costly or provide better performance or features than the Company's products. The Company does not compete on the basis of price alone. The Company believes that the principal competitive factors for 3D graphics products are:

 o  Product performance and quality;

 o Conformity to industry standard application programming interfaces, or APIs;

 o  Access to customers and distribution channels;

 o  Price;

 o  Product support; and

 o  Ability to bring new products to the market in a timely way.

        Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company. These competitors may also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Certain of 3Dfx's principal competitors offer a single vendor solution. Some maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. While the merger with STB enhances theCompany's ability to compete with these competitors, the Company faces significant risks in achieving the benefits of the merger with STB and to the extent those benefits are not realized, these competitors continue to pose a threat to the Company.

        The Company seeks to use strategic relationships to augment its capabilities. However, the benefits of these relationships may not be realized or sufficient to overcome the established positions of the Company's largest competitors as suppliers to the PC OEM and retail markets. Regardless of the relative qualities of the Company's products, the market power, product breadth and customer relationships of its larger competitors can be expected to provide such competitors with substantial competitive advantages.

        The Company has traditionally competed primarily against companies that typically have operated in the PC 2D graphics market and now offer 3D capability as an enhancement to their 2D solutions or companies that have recently entered the market with an integrated 3D/2D solution but which have not traditionally manufactured 2D solutions or have not been involved in the market previously. These competitors include 3Dlabs, Inc., Ltd., ATI Technologies, Inc., nVidia Corporation, Micron Technology, Inc., S3 Incorporated and Trident Microsystems. The Company also competes with Videologic Group Plc, which has partnered with NEC to focus exclusively on developing a 3D solution for the interactive electronic entertainment market. Additionally, Intel has recently entered the 3D graphics market, targeting its efforts at the mainstream PC market. The Company also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market and who are now developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. These competitors include 3Dlabs, Integraph Corporation, Real 3D, an operating unit of Lockheed Martin Corp., and Silicon Graphics, Inc.

        In addition, as a result of the acquisition of STB, The Company now competes with graphics board manufacturers, suppliers who sell graphics chips directly to OEMs, OEMs who internally produce graphics chips or integrate graphics chips on the main computer processing board of their personal computers, commonly known as the motherboard, and from the makers of other personal computer components and software that are increasingly providing graphics processing capabilities.

The Company Depends on the PC Market. For 1996, 1997 and 1998, 82%, 93% and 100% of the Company's revenues were derived from graphics chips sold for use in PCs. For the three months ended March 31, 1998 and April 30, 1999, 100% of the Company's revenues were derived from graphics chips sold for use in PCs. The Company expects to continue to derive almost all of its revenues from the sales of products for use in PCs, although as a result of the STB merger, the Company expects to sell graphics boards as well as graphics chips. The PC and graphics chip and board industries are cyclical and have been characterized by:

 o  Rapid technological change;

 o  Evolving industry standards;

 o  Cyclical market patterns;

 o  Frequent new product introductions and short product life cycles;

 o  Significant price competition and price erosion;

 o  Fluctuating inventory levels;

 o  Alternating periods of over-capacity and capacity constraints;

 o  Variations in manufacturing costs and yields; and

 o  Significant expenditures for capital equipment and product development.

        The PC and graphics chip and board markets have also grown substantially in recent years. However, such growth may not continue. A decline in PC or semiconductor sales or in the growth rate of such sales would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers such as the Company until the excess inventory has been used. Such suspension of purchases or any reduction in demand for PCs generally, or for particular products that incorporate the Company's products, would materially harm the Company's business.

        In addition, the PC and graphics chip and board industries have in the past experienced significant economic downturns at various times, characterized by lower product demand and accelerated reduction of product prices. The Company may experience substantial period-to-period fluctuations in results of operations due to general semiconductor industry conditions.

Dependence on the Retail Distribution Channel. The Company's products have historically been distributed in the retail distribution channel. To access the retail channel, the Company has depended on graphics board manufacturers whose products are sold to consumers. The Company developed its strong presence in the retail market through its own marketing efforts, as well as through the significant marketing efforts of a number of customers, including Diamond and Creative Labs. As a result of the STB merger, the Company has lost some of its largest customers, who were direct competitors of STB, and will become primarily dependent on STB to support the retail sales channel. Historically, STB has targeted low levels of retail sales volume and has directed most of its sales and marketing resources to the OEM sales channel. As a result, there may be substantial risks associated with the Company's dependence on near-term revenues from the retail channel as the Company transitions to direct sales in the retail channel.

The Company Faces the Challenge of Growth. The Company has experienced rapid growth and may continue to experience such growth. Growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources, including their sales, customer support, research and development, and finance and administrative operations. Although some new controls, systems and procedures have been implemented, the Company's future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, and any failure to do so could inhibit growth and harm the company.

The Company Depends on New Product Development. The markets for which the Company's products are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. The Company's businesses will depend to a significant extent on its ability to successfully develop new products. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. To succeed in this environment the Company must anticipate the features and functionality that customers will demand. The Company must then incorporate those features and functionality into products that meet the design requirements of the PC market and the timing requirements of retail selling seasons. The success of the Company's new product introductions will depend on several factors, including:

 o  Proper new product definition;

 o  Timely completion and introduction of new product designs;

 o The ability of subcontractors and component manufacturers to effectively design and implement the manufacture of new products;

 o  Quality of new products;

 o  Product performance as compared to competitors' products;

 o  Market acceptance of the Company's and its customers' products;

 o  Competitive pricing of products; and

 o Introduction of new products to the market within the limited time window for OEM design cycles and retail selling seasons.

        As the markets for the Company's products continue to develop and competition increases, the Company anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margins for the Company's products will decline as products mature. Thus, the Company will need to introduce new products to maintain average selling prices and gross margins. To do this, the Company must successfully identify new product opportunities and develop and bring new products to market in a timely manner. The Company has in the past experienced delays in completing development and introduction of new products. The failure of the Company to successfully develop and introduce new products and achieve market acceptance for such products would materially harm the Company's business.

The Company's Products Have Short Product Life Cycles; The Company Must Successfully Manage Product Transitions. The Company's products have short product life cycles. A failure by the Company to successfully introduce new products within a given product cycle could materially harm its business for that cycle and possibly for subsequent cycles. Any such failure could also damage the Company's brand name, reputation and relationships with its customers and cause longer term harm to its business.

        The PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. The Company's products must be able to support the new features and performance levels being required by PC manufacturers at the beginning of such a transition. Otherwise, the Company would likely lose business as well as the opportunity to compete for new design contracts until the next product transition. Failing to develop products with required features and performance levels or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's revenues for a substantial period.

        The success of the Company depends upon continued market acceptance of its existing products, and its ability to continually develop and introduce new products and features and product enhancements to meet changing customer requirements. Each new product cycle presents new opportunities for competitors of the Company to gain market share.

        There are long lead times for certain components used in the Company's products. Therefore, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand. The Company's existing products may not continue to be accepted by its markets and the Company may not be successful in enhancing its existing products or identifying, developing, manufacturing or marketing new products. Delays in developing new products or product enhancements or the failure of such products or product enhancements to gain market acceptance would materially harm the Company's businesses.

The Company Has Significant Customer Concentration. The Company's sales are highly concentrated among a limited number of customers. Revenues derived from sales to STB, Creative (including its subsidiaries) and Elitetron accounted for approximately 51%, 18%, and 12% of revenues for the quarter ended April 30, 1999. Revenues derived from sales to Diamond, Elitetron and Creative accounted for approximately 41%, 22% and 13%, respectively, of revenues for the three months ended March 31, 1998. Revenues derived from sales to Diamond (and its subsidiaries), Creative (and its subsidiaries) and Elitetron accounted for approximately 32%, 26% and 16% of revenues in 1998. The Company expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future.

        All of the Company's sales were made pursuant to purchase orders. This lack of long-term commitments, together with the customer concentration noted above, pose a significant risk. If a single customer of the Company cancels an order or ceases to be a customer, the Company's business and financial condition could be materially harmed. As a result of the merger with STB, the Company has lost several of its current customers. See "Overview" above for a fuller discussion of the effect of the merger on the Company's customer base.

The Company Has Significant Product Concentration. The Company's revenues are dependent on the markets for 3D/2D and 3D media processors and graphics boards for PCs and on the Company's ability to compete in those markets. Since the Company has no other significant revenue-generating products, the Company's business would be materially harmed if it were unsuccessful in selling these products.

The Company Depends on Independent Manufacturers and Other Third Parties. The Company's graphics chip products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company does not manufacture the semiconductor wafers used for its graphics chip products and does not own or operate a wafer fabrication facility. Taiwan Semiconductor Manufacturing Company, or TSMC, currently manufactures all of the Company's wafers in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company depends on TSMC to:

 o Produce wafers of acceptable quality and with acceptable manufacturing yields;

 o Deliver those wafers to the Company and its independent assembly and testing subcontractors on a timely basis; and

 o Allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs.

        The Company expects to continue to be dependent upon TSMC in the future. The Company has no readily available alternative source of supply and it could take several months to establish a strategic relationship with a new manufacturing partner. Therefore, a manufacturing disruption experienced by TSMC would impact the production of the Company's graphics chip products for a substantial period of time. Additionally, TSMC fabricates wafers for other companies and could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Any disruption in the Company's access to TSMC's production capacity would materially harm the Company 's business.

        There are many other risks associated with the Company's dependence upon third party manufacturers, including:

 o Reduced control over delivery schedules, quality assurance, manufacturing yields and cost;

 o The potential lack of adequate capacity during periods of excess demand;

 o  Limited warranties on wafers supplied to the Company; and

 o  Potential misappropriation of the Company 's intellectual property.

        The Company's graphics chip products are packaged by two third party subcontractors and tested by one third party subscontractor on a purchase order basis rather that under a long-term agreement. As a result of its reliance on these subcontractors to assemble and test its graphic chips products, the Company cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's graphics chip products. A significant amount of time is required to qualify assembly and test subcontractors. Therefore, product shipments could be delayed significantly if the Company is required to find alternative subcontractors. And problems associated with the delivery, quality or cost of the assembly and testing of the Company's products could materially harm the Company's business.

Semiconductor Manufacturers Experience Manufacturing Yield Problems. The fabrication of semiconductors is a complex and precise process that often experiences problems that are difficult to diagnose and time consuming or expensive to solve. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields. These yields reflect the number of good die as a proportion of the total number of die on any particular wafer. Once production yields for a product stabilize, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that product. Until production yields for a product stabilize, however, the Company must pay an agreed price for wafers regardless of yield. Accordingly, in this latter circumstance, the Company bears the risk of final yield of good die. Poor yields would materially harm the Company's business.

        Semiconductor manufacturing yields are a function of both product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Low yields may result from either design or process technology failure. Thus, yield problems may not be determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process. At that point, resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. The offshore location of the Company's manufacturer compounds this risk because it increases the effort and time required to identify, communicate and resolve manufacturing yield problems. As the Company's relationships with TSMC and any additional manufacturing partners develop, yields could be harmed from difficulties in adapting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer.

        The Company's manufacturers may not achieve or maintain acceptable manufacturing yields in the future. Because of the Company's potentially limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers. Such an allocation could potentially adversely impact customer relationships as well as revenues and gross profit. Any inability of the Company to achieve planned yields from its manufacturers could materially harm the Company 's business. The Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns due to a defect or recall, the Company's revenues and gross profit could be materially harmed.

The Company Faces Risks Relating to Intellectual Property. The Company relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. If these efforts are not sufficient to protect the Company's intellectual property, the Company's business may be harmed. Many foreign jurisdictions offer less protection of intellectual property rights than the United States. Therefore, the protection provided to the Company's proprietary technology by the laws of foreign jurisdictions may not be sufficient to protect its technology.

        The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions and it is common in the PC industry for companies to assert intellectual property infringement claims against other companies. Therefore, the Company's products may become the target of infringement claims. If that were to occur, the Company may be required to spend significant time and money to defend its products, redesign its products or develop or license a substitute technology. Any of these events could materially harm the Company's business. Litigation by or against the Company could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel, regardless of the outcome of such litigation.

The Company's International Operations Are Subject to Certain Risks. The Company relies on foreign third-party manufacturing, assembly and testing operations that are located in Asia. In addition, the Company has significant export sales. These international operations subject the Company to a number of risks associated with conducting business outside of the United States. These risks include:

 o  Unexpected changes in legislative or regulatory requirements;

 o Delays resulting from difficulty in obtaining export licenses for certain technology;

 o  Tariffs, quotas and other trade barriers and restrictions;

 o  Longer accounts receivable payment cycles;

 o  Difficulties in collecting payment;

 o Potentially adverse tax consequences, including repatriation of earnings;

 o  Burdens of complying with a variety of foreign laws;

 o  Unfavorable intellectual property laws;

 o  Political instability; and

 o  Foreign currency fluctuations.

        Any of these factors could materially harm the international operations and sales of the Company, and consequently, its business. Recently, the financial markets in Asia have experienced significant turmoil, which could harm the Company's international sales or operations. Currently, all of the Company's product sales and its arrangements with its foundry and assembly and test vendors provide for pricing and payment in U.S. dollars. To date, the Company has not engaged in any currency hedging activities, although the Company may do so in the future. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets.

The Company's Stock Price May Be Volatile; Securities Class Action Litigation. The trading price of the Company's Common Stock has in the past fluctuated and could in the future fluctuate significantly. The fluctuations have been or could be in response to numerous factors, including:

 o  Quarterly variations in results of operations;

 o Announcements of technological innovations or new products by the Company, its customers or competitors;

 o  Changes in securities analysts' recommendations;

 o  Earnings estimates for the Company; and

 o  General fluctuations in the stock market.

        The Company's revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of the Company's Common Stock. In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for high technology companies have been particularly affected by these market fluctuations and such effects have often been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in the market price of the Company's common stock. In addition, the Company issued to shareholders of STB an aggregate of approximately 8,267,000 shares of the Company's Common Stock, almost all of which became freely tradable upon consummation of the merger. As a result, substantial sales of the Company's Common Stock could occur, which could adversely affect or cause substantial fluctuations in the market price of the Company's Common Stock.

        In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. It is possible that similar litigation could be brought against the Company. Such litigation could result in substantial costs and would likely divert management's attention and resources. Any adverse determination in such litigation could also subject the Company to significant liabilities. A securities class action lawsuit of this type was filed on October 9, 1998 in Dallas County, Texas against STB and certain of its officers and directors, along with the underwriters who participated in STB's public offering on March 20, 1998. The lawsuit alleges that the registration statement for STB's secondary public offering contained false and misleading statements of material facts and omitted to state material facts, alleging that the registration statement failed to disclose certain alleged STB product defects, alleged difficulties with some of STB's major customers and STB's allegedly deteriorating financial performance. The lawsuit seeks recission and/or unspecified damages. STB denies the allegations in the lawsuit and intends to vigorously defend the lawsuit. In the event the plaintiffs in the lawsuit prevail in connection with any of their claims, then, depending upon the magnitude of damages and expenses incurred by STB and the extent to which such damages and expenses are covered by insurance, the lawsuit could have a negative effect on the financial condition and results of the Company.

Risks Associated with Year 2000 Compliance. The Company uses a significant number of computer software programs and operating systems in its internal operations. These include applications used in financial business systems and various administration functions, and also software programs in their products. If these software applications are unable to appropriately interpret dates occurring in the upcoming calendar year 2000, some level of modification or replacement of such software may be necessary. The Company believes that all of its existing products are Year 2000 compliant and has conducted or is conducting Year 2000 compliance testing. Despite such belief, the Company's products may not be Year 2000 compliant. If the Company's products fail to perform, including failures due to the onset of calendar year 2000, its business would likely be materially harmed.

        The Company is currently evaluating its information technology for Year 2000 compliance. This evaluation includes reviewing what actions are required to make all internally used software systems Year 2000 compliant as well as actions necessary to make the Company less vulnerable to Year 2000 compliance problems associated with third parties' systems. Such measures may not solve all of the Company's Year 2000 problems. Any Year 2000 problems could materially harm the Company's business. In addition, the Company's customers and suppliers may not be year 2000 compliant, which could materially harm the Company's business. See "Year 2000 Compliance" above.

The Company Depends on Third Party Developers and Publishers. The Company believes that the availability of numerous high quality, commercially successful software entertainment titles and applications significantly affects sales of its graphics chips and boards. The Company depends on third party software developers and publishers to create, produce and market software titles that will operate with its products. Only a limited number of software developers are capable of creating high quality entertainment software. Competition for these resources is intense and is expected to increase. Therefore, a sufficient number of high quality, commercially successful software titles compatible with the Company's products may not be developed. In addition, the development and marketing of game titles that do not fully demonstrate the technical capabilities of the Company's products could create the impression that the Company's technology offers only marginal performance improvements, if any, over competing products.

        The Company's success will be substantially affected by the adoption by software developers of Glide, its proprietary, low-level 3D API.
Although the Company's products support game titles developed for most industry standard APIs, the Company believes that Glide currently allows developers to fully exploit the technical capabilities of the Company's products. Glide competes with APIs developed or expected to be developed by other companies having significantly greater financial resources, marketing power, name recognition and experience than the Company. For example, certain industry standard APIs, such as Microsoft's D3D and SGI's OpenGL, have a much larger installed customer base and a much larger base of existing software titles. Developers may face additional costs to port games developed on other standard APIs to Glide for play on the Company's architecture. There can be no assurance that Glide will be adopted by a sufficient number of software developers or that developers who have used Glide in the past will continue to do so in the future.

Risks related to Environmental Regulation. The production and manufacture of certain of the Company's products requires the use of toxic and other hazardous substances. If the Company does not comply with all local, state, federal and foreign governmental regulations relating to the storage, use and disposal of these substances, substantial monetary fines could be levied against the Company or the production of the Company's products could be suspended, resulting in product delivery delays, cancelled product orders, decreased revenue and negative financial results.

Dependence on Third-Party Certification. The Company submits most of its graphics board products for compatibility and performance testing to the Microsoft Windows Hardware Quality Lab because OEM customers typically require such products to have this certification prior to making volume purchases. This certification typically requires up to several weeks to complete and entitles the Company to claim that a particular product is "Designed for Microsoft Windows." The Company may not receive this certification for future products in a timely fashion, which could result in product shipment delays and lost sales.

Dependence on Single Manufacturing Facility for Graphics Boards. In connection with the acquisition of STB, the Company also acquired STB's sole manufacturing facility, which is located in Juarez, Mexico. Since the Company is dependent on this single manufacturing facility for the manufacture of graphics board products, any disruption of manufacturing operations at this facility would have far reaching negative consequences. A disruption could result from various factors, including difficulties in attracting and retaining qualified manufacturing employees, difficulties associated with the use of new, reconfigured or upgraded manufacturing equipment, labor disputes, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood.

        In comparison to those of its competitors that do not maintain their own manufacturing facilities, the Company incurs higher relative fixed overhead and labor costs as a result of operating its own manufacturing facility. Any failure to generate the level of product revenues needed to absorb these overhead and labor costs would negatively affect the Company's financial results.

Risks related to Changes in Product Mix. The Company offers three broad categories of products: (i) graphics boards and other multimedia subsystems that are sold to major original equipment manufacturers, or OEMs, and, to retail customers, (ii) specialized technology products that are primarily sold to resellers, the workstation groups of OEMs and corporate customers in certain industries and (iii) graphics chips sold for inclusion in other companies products.
As a result of the varying gross profit margins associated with its products and sales channels, shifts in the mix of products sold or in the sales channels into which such products are sold could significantly harm the Company's gross profits and gross profit margins. For example, a decrease in sales of graphics boards and other multimedia subsystems to the commercial market or in sales of specialized technology products could result in a disproportionately greater decrease in the Company's gross profit margin. This is because these sales currently have higher gross profit margins than sales of graphics boards and other multimedia subsystem products to the Company's OEM customers. On the other hand, any decrease in the volume of graphics boards and other multimedia subsystems sold to the Company's OEM customers would significantly reduce total net sales and negatively impact the Company's financial results.

PART II - Other Information

ITEM 1:  Legal Proceedings

On September 21, 1998, the Company filed suit against nVidia Corporation ("nVidia") in Northern California District Federal Court. The complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. Discovery in the case is presently under way.




ITEM 6: Exhibits

  (a)  Exhibits
          27.1            Financial Data Schedule

  (b)  Financial Statements Schedule

       Schedule II - Valuation and Qualifying Accounts

       Reports on Form 8-K

   On May 21, 1999, the Registrant filed a report on Form 8-K with respect to Item 8, Change in Fiscal Year. The Registrant is currently operating on a fiscal year ending December 31 ("December Fiscal Year"). On March 29, 1999, the Board of Directors of the Registrant determined that it would be in the best interests of the Registrant and its Shareholders to change its fiscal year from a December Fiscal Year to a year beginning on February 1 and ending on January 31 ("January Fiscal Year"), beginning on February 1, 1999. In connection with this change in fiscal year, the Registrant will file with the Securities and Exchange Commission a quarterly report on Form 10-Q covering the first fiscal quarter of the January Fiscal Year, which report shall also include information on the transition period from January 1, 1999
(the day after the fiscal year ended December 31, 1998) to January
31, 1999.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 1999

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

          FINANCIAL STATEMENTS SCHEDULE

                             3DFX INTERACTIVE, INC.

                        Valuation and Qualifying Accounts
              For the quarters ended April 30, 1999 and March 31, 1998
                                (in thousands)

                                            Additions
                                       ---------------------
                                       Charged to  Charged
                             Beginning Costs and   to Other              Ending
                              Balance   Expenses   Accounts  Deductions  Balance
---------------------------- --------- ---------- ---------- ---------- ---------
Allowance for Doubtful
Accounts:
  For the three months
   ended April 30, 1999......  $6,729       $392     $ --         $802    $6,319

  For the three months
   ended Match 31, 1998......    $308     $1,455     $ --       $ --      $1,763

Inventory Reserve:
  For the three months
   ended April 30, 1999......  $7,828     $ --       $ --       $ --      $7,828

  For the three months
   ended Match 31, 1998......    $661       $534     $ --       $ --      $1,195


                               INDEX TO EXHIBITS



 EXHIBITS
 ---------


    27.1  Financial Data Schedule