Form 10-Q/A
period 1999-04-30
3DFX INTERACTIVE INC
filed 1999-07-14
CIK 1010026

===============================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q/A
                           --------------------------
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

Pro forma results of operations for the combined company as if the transaction consummated at the beginning of the earliest period presented are as follows:

                                          Three Months Ended    Year Ended
                                               April 30,       December 31,
                                                 1999              1998
                                              ---------          ---------

     Revenues ..........................      $111,893           $467,411
                                              ---------          ---------

     Net (loss) income..................       ($6,991)           $13,604
                                              ---------

     Basic net (loss) income per share ..        ($0.29)            $0.60
                                              =========         =========

     Diluted net (loss) income per share .       ($0.29)            $0.55
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