Form 10-Q
period 1999-07-31
3DFX INTERACTIVE INC
filed 1999-09-14
CIK 1010026

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

        for the period ended July 31, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 31, 1999 there were 24,492,032 shares of the Registrant's Common Stock outstanding.

 ===============================================================================

                             3DFX INTERACTIVE, INC.

                                   Form 10-Q

                                     INDEX






Cover Page
Index


PART I. Financial Information


  Item 1. Financial statements

  Condensed Consolidated Balance Sheets -- July 31, 1999 and
     December 31, 1998

  Condensed Statements of Operations -- Three Months and Six Months Ended
     July 31, 1999 and June 30, 1998

  Condensed Consolidated Statements of Cash Flows -- Six Months Ended
    July 31, 1999 and June 30, 1998

  Notes to Condensed Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


PART II. Other Information


  Item 1. Legal Proceedings

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 6. Exhibits and Reports on Form 8-K

Signatures

                         PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                             3DFX INTERACTIVE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                  (unaudited)


                                                      July 31,       December 31,
                                                        1999             1998
                                                      ------------  ------------
Assets:
  Cash and cash equivalents ........................      $69,779       $92,922
  Short-term investments ...........................       25,388         3,058
  Accounts receivable, net .........................       67,537        36,335
  Inventory ........................................       54,650        23,991
  Other current assets .............................       18,843        12,089
                                                      ------------  ------------
          Total current assets .....................      236,197       168,395
  Property and equipment, net.......................       42,097        15,629
  Intangibles.......................................       17,534           --
  Goodwill..........................................       30,469           --
  Other assets......................................        3,563            97
                                                      ------------  ------------
                                                         $329,860      $184,121
                                                      ============  ============

Liabilities and Shareholders' Equity:
  Short-term debt ..................................      $13,500         $ --
  Accounts payable .................................       60,489        41,104
  Accrued liabilities ..............................       20,196        16,031
  Current portion of capitalized lease obligations .          720           389
                                                      ------------  ------------
          Total current liabilities ................       94,905        57,524
                                                      ------------  ------------
Other long term liabilities                                 2,131           284
                                                      ------------  ------------
Shareholders' equity:
  Common stock .....................................      250,055       126,569
  Warrants .........................................          242           242
  Deferred compensation ............................         (414)         (697)
  (Accumulated deficit) retained earnings ..........      (17,059)          199
                                                      ------------  ------------
          Total shareholders' equity ...............      232,824       126,313
                                                      ------------  ------------
                                                         $329,860      $184,121
                                                      ============  ============

     See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                          Three Months Ended   Six Months Ended
                                         -------------------  -------------------
                                         July 31,  June 30,   July 31,  June 30,
                                         1999      1998       1999      1998
                                         --------- ---------  --------- ---------
Revenues................................ $104,836   $58,643   $145,280  $108,651
Cost of revenues........................   76,308    30,443    102,498    56,173
                                         --------- ---------  --------- ---------
  Gross profit..........................   28,528    28,200     42,782    52,478
                                         --------- ---------  --------- ---------
Operating expenses:
  Research and development..............   16,577     8,308     28,333    14,134
  Selling, general and administrative...   19,006     8,041     25,626    17,679
  In-process research and development...    4,302        --      4,302        --
  Goodwill and intangibles amortization.    2,974        --      2,974        --
                                         --------- ---------  --------- ---------
  Total operating expenses..............   42,859    16,349     61,235    31,813
                                         --------- ---------  --------- ---------
Income (loss) from operations...........  (14,331)   11,851    (18,453)   20,665
Interest and other income, net..........      685     1,052      1,596     1,566
                                         --------- ---------  --------- ---------
Income (loss) before income taxes.......  (13,646)   12,903    (16,857)   22,231
(Benefit) provision for income taxes....   (2,047)    3,871     (3,074)    5,737
                                         --------- ---------  --------- ---------
Net income (loss)....................... ($11,599)   $9,032   ($13,783)  $16,494
                                         ========= =========  ========= =========
Net income (loss) per share:
  Basic.................................   ($0.50)    $0.59     ($0.71)    $1.16
                                         ========= =========  ========= =========
  Diluted...............................   ($0.50)    $0.54     ($0.71)    $1.04
                                         ========= =========  ========= =========
Shares used in net income (loss) per
   share calculations:
  Basic.................................   23,296    15,238     19,533    14,212
                                         --------- ---------  --------- ---------
  Diluted...............................   23,296    16,763     19,533    15,909
                                         --------- ---------  --------- ---------

   See accompanying notes to condensed consolidated financial statements.

                             3DFX INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                       -------------------
                                                       July 31,  June 30,
                                                         1999      1998
                                                       --------- ---------
Cash flows from operating activities:
  Net (loss) income .................................. ($13,783)  $16,494
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Depreciation ....................................    5,289     2,201
     Amortization ....................................    2,974        --
     Write-off of acquired in-process research and
        development...................................    4,302        --
     Stock compensation...............................      242       242
     Increase in allowance for doubtful
       accounts.......................................    2,653     1,333
     Changes in assets and liabilities:
       Accounts receivable............................    8,710   (27,860)
       Inventory......................................   (2,191)  (24,056)
       Other assets...................................   (2,239)      300
       Accounts payable...............................   (3,379)   33,164
       Accrued liabilities............................   (8,381)    7,576
                                                       --------- ---------
     Net cash (used in) provided by operating
         activities...................................   (5,803)    9,394
                                                       --------- ---------
Cash flows from investing activities:
  Maturities of short-term investments, net...........    3,685    (2,017)
  Purchases of property and equipment.................  (19,391)   (5,841)
  Merger with STB Systems, Inc........................   (7,226)       --
                                                       --------- ---------
     Net cash used in investing activities............  (22,932)   (7,858)
                                                       --------- ---------
Cash flows from financing activities:
  Proceeds from secondary public offering, net........       --    54,752
  Proceeds from issuance (repurchase) of Common
      Stock, net......................................   (2,520)    1,142
  Principal payments of capitalized lease
     obligations, net.................................     (417)     (542)
  Payments on line of credit, net.....................   (2,143)     (582)
                                                       --------- ---------
     Net cash (used in) provided by financing
         activitiies..................................    (5,080)   54,770
                                                       --------- ---------
Net increase (decrease) in cash and
  cash equivalents....................................  (33,815)   56,306
Cash and cash equivalents at beginning
  of period...........................................  103,594    28,937
                                                       --------- ---------
Cash and cash equivalents at end of period............  $69,779   $85,243
                                                       ========= =========

     See accompanying notes to condensed consolidated financial statements.

3DFX INTERACTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Its Significant Accounting Policies:

3Dfx Interactive Inc. (the "Company" or "3Dfx") was incorporated in California on August 24, 1994. The Company is engaged in the design, development, marketing and support of 3D and 2D media processors, subsystems and API software for the interactive electronic entertainment market.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission. On March 29, 1999, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to change its fiscal year from a December Fiscal Year to a year beginning on February 1 and ending on January 31 ("January Fiscal Year"), beginning on February 1, 1999. The results of operations for the quarter or six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

One customer represented 18% and one customer represented 15% of the Company's revenues during the second quarter and first half of 2000, respectively. Two customers represented 42% and 22% and three customers represented 43%, 18% and 13% of the Company's revenue during the second quarter and first half of 1998, respectively.

Note 2 - Merger Agreement:

In December 1998, the Company entered into an Agreement and Plan of Reorganization (the"Merger Agreement") with STB Systems Inc., a Texas corporation ("STB"). The Merger Agreement provided for the merger of a newly formed, wholly owned subsidiary of 3Dfx with and into STB. STB is the surviving corporation of the Merger and became a wholly owned subsidiary of 3Dfx. The merger is accounted for under the purchase
method of accounting.   The merger was approved by the shareholders
of both STB and 3Dfx on May 5, 1999 and May 12, 1999, respectively.
The merger was consummated on May 13, 1999.

The purchase price of $133.2 million includes $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3Dfx stock for a period three days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under both the Black Sholes formula and in accordance with the Merger Agreement) and $7.2 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), $(7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $31.8 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows:


                                                               Calculated
                                                  Estimated    First Year
                                     Amount      Useful Life  Amortization
                                  ------------- ------------- -----------
Purchased existing technology:
        1.5 year life..............   $6,475,000     1.5 years  $4,317,000
        3 year life................    4,966,000       3 years   1,655,000
Trademarks.........................    4,406,000       5 years     881,000
Workforce-in-place.................    2,250,000       5 years     450,000
Executive covenants................    1,000,000       5 years     200,000
Goodwill...........................   31,880,000       5 years   6,376,000


The value assigned to purchased in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not been established. These include projects for Voodoo3 as well as other specialized technologies totaling $4.3 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

Net Cash Flows. The net cash flows from the identified projects are based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

The estimated revenues are based on management projections of each in-process project and the business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending December 31, 1999 and decline from 2000 into 2001 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by our competitors and us.

Projected gross margins approximate STB's recent historical performance and are in line with comparable industry margins. The estimated selling, general and administrative costs are consistent with STB's historical cost structure, which is in line with industry averages at approximately 10% of revenues. Research and development costs are consistent with STB's historical cost structure.

Royalty rate. The Company applied a royalty charge of 25% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

Discount rate. Discounting the net cash flows back to their present value is based on the industry weighted average cost of capital ("WACC"). The industry WACC is approximately 14%. The discount rate used in discounting the net cash flows from IPR&D is 20%, a 600 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

Percentage of completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project technological feasibility. The percentage of completion varied by individual project ranging from 50% to 91%.

If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

Pro forma results of operations for the combined company as if the transaction had consummated at the beginning of the earliest period presented and carried forward into 1999 are as follows:

                                    Six Months Ended        Year Ended
                                         July 31,          December 31,
                                           1999                1998
                                         ---------         ---------

     Revenues ...........................$226,068          $467,441
                                         ---------         ---------

     Net income (loss) ..................($31,558)           $9,110
                                         ---------         ---------

     Basic net loss per share ...........  ($1.62)            $0.40
                                         =========         =========

     Diluted net loss per share .........  ($1.62)            $0.37
                                         =========         =========

On a combined basis, there were no material transactions between the Company and STB during the periods presented except for sales of product by the Company to STB which have been eliminated.



Note 3 - Public Offering:

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


Note 4 - Net Income (Loss) per Share:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods. A reconciliation of the numerators and denominators of the basic and diluted per share computations as follows (in thousands, except per share data):


                                        Three Months Ended   Six Months Ended
                                       -------------------  -------------------
                                       July 31,  June 30,   July 31,  June 30,
                                       1999      1998       1999      1998
                                       --------- ---------  --------- ---------
Net income (loss) available to common
  shareholders (numerator)............ ($11,599)   $9,032   ($13,783)  $16,494
Weighted average common shares
  outstanding (denominator for basic
  computation).......................    23,296    15,238     19,533    14,212
Effect of dilutive securities --
  common stock equivalents............       --     1,525         --     1,697
                                       --------- ---------  --------- ---------
Weighted average shares outstanding
  (denominator for diluted computation)  23,296    16,763     19,533    15,909
                                       ========= =========  ========= =========
Basic net income (loss) per share.....   ($0.50)    $0.59     ($0.71)    $1.16
                                       ========= =========  ========= =========
Diluted net income (loss) per share..    ($0.50)    $0.54     ($0.71)    $1.04
                                       ========= =========  ========= =========

During the three and six months ended July 31, 1999, weighted average options under the treasury stock method to purchase approximately 2,084,000 and 3,025,000 shares, respectively, were outstanding but not included in the computation because they were antidilutive.


Note 5 - Income Taxes:

The Company recorded for the three months and the six months ended
July 31, 1999 an effective tax rate of 15% and 18%, respectively. The Company recorded for the three months and the six months ended June 30, 1998 an effective tax rate of 30% and 26%, respectively. The Company's effective tax rate in fiscal 2000 differed from the statutory rate due to the impact of non-deductible expenses including intangible amortization and in-process research and development. The effective tax rate in fiscal 1998 is different from the statutory rate due to the utilization of federal and state net operating loss carryforwards and tax credits.


Note 6 - Comprehensive Income:

In January 1998, the Company adopted Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive income for the three months and the six months ended July 31, 1999 and the three months and the six months ended June 30, 1998 was not materially different from net income.

Note 7 - Short-term Debt:

As a result of the merger with STB, the Company has a $40 million revolving credit facility ("Revolving Credit Facility") with a bank. The Revolving Credit Facility bears interest at LIBOR plus 175 basis points (5.369% at July 31, 1999). At July 31, 1999, the Company had $13.5 million outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility is subject to limitation determined by the Company's borrowing base, which is calculated based on eligible accounts receivable, as defined in the Revolving Credit Facility Agreement


3DFX INTERACTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the third paragraph under "Overview" regarding availability of raw materials;
 the sentences in the third and twelfth paragraph under "Results of Operations" regarding factors affecting gross profit; the sentences in the fourth and fifth and thirteenth and fourteenth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the sentence in the third paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

Overview

The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company derives revenue from the sale of 3D and 3D/2D media processors and graphics boards designed for use in PCs and coin-op arcade systems. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996 and introduced subsequent media processors in 1997 and 1998. In March 1999, the Company began shipment of its Voodoo3 product family of enhanced and more fully-featured, single chip 3D/2D media processors. The Voodoo3 product family broadens the Company's products to include board-level products.

The Company's sales have historically been concentrated among a limited number of customers. Revenues derived from sales to Ingram Micro accounted for approximately 18% of revenues for the quarter ended July 31, 1999. Revenues derived from sales to STB prior to the May 13, 1999 effective date of the merger accounted for 15% of revenues for the six months ended July 31, 1999. Revenues derived from sales to Diamond Multimedia Systems, Inc. ("Diamond") and Creative Technology, Ltd. ("Creative") accounted for approximately 42% and 22%, respectively, of revenues for the quarter ended June 30, 1998. Revenues derived from sales to Diamond, Creative and Elitetron Electronic Co., Ltd. accounted for approximately 43%, 18% and 13%, respectively, of revenues for the first half of fiscal 1998. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on the Company's revenues and profitability on a quarterly basis. The announcement and consummation of the merger between 3Dfx and STB has caused some of 3Dfx's customers to end or curtail their relationships with the combined company. If the loss of these customers of 3Dfx is not replaced by sales from the combined company, the business of the combined company will be greatly harmed. For example, two of 3Dfx's largest customers, Creative Labs and Diamond, compete directly with STB. In dollars, these customers together accounted for approximately $117.5 million of 3Dfx's total revenue in 1998. Diamond and Creative Labs compete directly with STB and new products being sold and developed by 3Dfx are and will primarily be sold directly to OEM and retail customers rather than through Diamond and Creative Labs. As a result, sales to Diamond and Creative Labs following the merger have been reduced significantly from prior levels and these customers will no longer continue to be significant customers of the combined company. If the loss of business from current 3Dfx customers cannot be replaced through the combined company's own add-in-board level products, or if any other major customer of 3Dfx terminates its relationship with the combined company, the business of the combined company could be materially harmed. As an example, in the quarter ended July 31, 1999, revenue fell short of original expectations due to the STB Merger which had not consummated until mid-May as opposed to the end of April as planned preventing the inclusion of Voodoo3 board sales for the first thirrteen days of May in the Company's quarterly revenues as well as the Company's decision to reduce prices earlier than planned.

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

In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's IPO, the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. This amortization resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in each of the years ended December 31, 1998 and 1997, and $196,000 (of which $50,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively in the year ended December 31, 1996, and will result in charges over the next 4 quarters aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

In December 1998, the Company entered into an Agreement and Plan of Reorganization (the"Merger Agreement") with STB Systems Inc., a Texas corporation ("STB"). The Merger Agreement provided for the merger of a newly formed, wholly owned subsidiary of 3Dfx with and into STB. STB is the surviving corporation of the Merger and became a wholly owned subsidiary of 3Dfx. The merger is accounted for under the purchase
method of accounting.   The merger was approved by the shareholders
of both STB and 3Dfx on May 5, 1999 and May 12, 1999, respectively.
The merger was consummated on May 13, 1999.

The purchase price of $133.2 million includes $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3Dfx stock for a period three days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under both the Black Sholes formula and in accordance with the Merger Agreement) and $7.2 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), $(7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $31.8 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows:


                                                               Calculated
                                                  Estimated    First Year
                                     Amount      Useful Life  Amortization
                                  ------------- ------------- -----------
Purchased existing technology:
        1.5 year life..............   $6,475,000     1.5 years  $4,317,000
        3 year life................    4,966,000       3 years   1,655,000
Trademarks.........................    4,406,000       5 years     881,000
Workforce-in-place.................    2,250,000       5 years     450,000
Executive covenants................    1,000,000       5 years     200,000
Goodwill...........................   31,880,000       5 years   6,376,000


The value assigned to purchased in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not been established. These include projects for Voodoo3 as well as other specialized technologies totaling $4.3 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

Net Cash Flows. The net cash flows from the identified projects are based on our estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

The estimated revenues are based on management projections of each in-process project and the business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending December 31, 1999 and decline from 2000 into 2001 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by our competitors and us.

Projected gross margins approximate STB's recent historical performance and are in line with comparable industry margins. The estimated selling, general and administrative costs are consistent with STB's historical cost structure, which is in line with industry averages at approximately 10% of revenues. Research and development costs are consistent with STB's historical cost structure.

Royalty rate. The Company applied a royalty charge of 25% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

Discount rate. Discounting the net cash flows back to their present value is based on the industry weighted average cost of capital ("WACC"). The industry WACC is approximately 14%. The discount rate used in discounting the net cash flows from IPR&D is 20%, a 600 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

Percentage of completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project technological feasibility. The percentage of completion varied by individual project ranging from 50% to 91%.

If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.


Results of Operations

The results of operations for the three and six month periods presented include the effect of the merger with STB from the date of consummation, May 13, 1999 which is discussed in Note 2 to the Unaudited Consolidated Condensed Financial Statements contained herein.

Three Months Ended July 31, 1999 and June 30, 1998

Revenues.  Revenues are recognized upon product shipment. The
Company's total revenues were $104.8 million in the three months ended July 31, 1999, and $58.6 million in the three months ended June 30, 1998. The increase was primarily attributable to revenues of $98.0 million generated from board-level sales incorporating Voodoo3 technology by STB following the May 13, 1999 effective date of the merger. Revenues in the three months ended July 31, 1999 were principally attributable to sales of the Company's Voodoo3 and Banshee products.
In the quarter ended July 31, 1999, revenue fell short of original expectations due to the STB Merger which had not consummated until mid-May as opposed to the end of April as planned preventing the inclusion of Voodoo3 board sales for the first thirteen days of days of May in the Company's quarterly revenues as well as the Company's decision to reduce prices earlier than planned. Substantially all of the revenues in the three months ended June 30, 1998 were derived from sale of the Company's Voodoo2 and Voodoo Graphics chipsets. As a result of the merger, some of the Company's significant customers will not do business with the combined company because these customers were competitors of STB and will therefore be competitors of the combined company. See "Overview".


Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Gross profit as a percentage of revenues was 28% and 48% in the three months ended July 31, 1999 and June 30, 1998, respectively. The decrease can primarily be attributed to the gross profit generated from sales of board-level products which have lower margins as compared with the margins on chip only products. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with the Voodoo3 and Voodoo Banshee products sold in the three months ended July 31, 1999 as compared with the margins of Voodoo2 and Voodoo Graphics sold in the three months ended June 30, 1998. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement and production costs.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 100% from $8.3 million in the three months ended June 30, 1998 to $16.6 million in the three months ended July 31, 1999. Included in the quarter ended July 31, 1999 is $3.3 million in research and development expenses attributable to the operations of STB following the May 13, 1999 effective date of the merger. Excluding the effect of STB, research and development expenses increased 69% in the three months ended July 31, 1999 as compared to three months ended June 30,1998. This increase reflects an increase in personnel costs, common cost allocations and engineering costs resulting from the development of Voodoo3 and other future products. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 138% from $8.0 million in the three months ended June 30, 1998 to $19.0 million in the three months ended July 31, 1999. The increase is primarily attributable to the inclusion of $10.3 million in expenses relating to the operations of STB following the May 13, 1999 effective date of the merger. Excluding the effect of STB, selling, general and administrative expenses increased 10% in the quarter ended July 31, 1999 compared to the quarter ended June 30, 1998. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

In-process Research and Development. The Company recorded a non-recurring charge of $4.3 million related to in-process research and development purchased as part of the merger with STB on May 13, 1999. The amount of this charge was determined through valuation techniques generally used by appraisers in the high-technology industry and was immediately expensed because technological feasibility of the underlying technology had not yet been established and no alternative use had been identified. This amount was expensed as a non-recurring charge upon consummation of the merger. See "Overview".

Goodwill and Intangibles Amortization. In connection with the STB merger, the Company recorded assets representing goodwill of approximately $31.8 million and intangibles of approximately $19.1 million. These amounts will be amortized ratably over the amortization periods of the applicable assets. For the three months ended July 31, 1999, the Company recorded $2.9 million in related amortization.

Interest and Other Income (Expense), Net. Interest and other income (expense),net decreased from $1.0 million in the three months ended June 30, 1998 to $685,000 in the three months ended July 31, 1999. The decrease is primarily related to decreased earnings from lower invested cash balances and interest expense on the outstanding equipment line of credit and capital lease balances.

Provision (Benefit)For Income Taxes. The Company recorded an income tax benefit of $2.0 million for the three months ended July 31, 1999, at an effective tax rate equal to 15% of pretax income. The Company recorded a provision for income taxes of $3.9 million for the three months ended June 30, 1998, an effective tax rate of 30%. The Company's effective tax rate in fiscal 2000 differed from the statutory rate due to the impact of non-deductible expenses including intangible amortization and in-process research and development. The Company's effective tax rate in fiscal 1998 differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits.

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

Six Months Ended July 31, 1999 and June 30, 1998

Revenues The Company's total revenues were $145.3 million in the six months ended July 31, 1999, and $108.7 million in the six months ended
June 30, 1998. The increase includes revenues of $98.0 million generated from sales of board-level sales incorporating Voodoo3 technology by STB following the May 13, effective date of the merger. Revenues in the six months ended July 31, 1999 were principally attributable to sales of the Company's Voodoo3 and Banshee products. Substantially all of the revenues in the six months ended June 30, 1998 were derived from sale of the Company's Voodoo2 and Voodoo Graphics chipsets.

Gross Profit. Gross profit as a percentage of revenues was 29% and 48% in the six months ended July 31, 1999 and June 30, 1998, respectively. The decrease can be primarily attributed to the gross profit generated from the sales of board-level products which have lower margins as compared with the margins on chip only products. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with the Voodoo3 and Voodoo Banshee products sold in the six months ended July 31, 1999 as compared with the margins of Voodoo2 and Voodoo Graphics products sold in the six months ended June 30, 1998. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

Research and Development. Research and development expenses increased 100% from $14.1 million in the six months ended June 30, 1998 to $28.3 million in the six months ended July 31, 1999. Included in the six months ended July 31, 1999 is $3.3 million in research and development expenses attributable to the operations of STB following the May 13, 1999 effective date of the merger. Excluding the effect of STB, research and development expenses increased 77% in the six months ended July 31, 1999 as compared to the six months ended June 30, 1998. This increase reflects an increase in personnel costs, common cost allocations and engineering costs resulting from the development of Voodoo3 and other future products. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses increased 45% from $17.7 million in the six months ended June 30, 1998 to $25.6 million in the six months ended July 31, 1999. The increase is primarily attributable to the inclusion of $10.3 million in expenses relating to the operations of STB following the May 13, 1999 effective date of the merger. Excluding the effect of STB, selling, general and administrative expenses remained relatively flat for the six months ending July 31, 1999 as compared to the six months ending June 30,1998. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Interest and Other Income (Expense), Net. Interest and other income (expense), net remained flat at $1.6 million in the six months ended June 30, 1998 to $1.6 million in the six months ended July 31, 1999.

Provision (Benefit) For Income Taxes. The Company recorded an income tax benefit of $3.1 million for the six months ended July 31, 1999, an
effective tax rate of 18%.   The Company's effective tax rate in fiscal
2000 differed from the statutory rate due to the impact of non-deductible expenses including intangible amortization and in-process research
and development.   The Company recorded a provision for income
taxes of $5.7 million for the six months ended June 30, 1998, an effective tax rate of 26%. The Company's effective tax rate in fiscal 1998 differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits.


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

        Internal Systems. To address these Year 2000 issues with its internal systems, the Company has initiated a program that is designed to deal with the Company's internal management information systems and its embedded systems (e.g. phones, and security systems). The program includes both assessment and remediation proceeding in parallel and the Company currently plans to have changes to those management and critical systems completed and tested by the third quarter of calendar 1999. These activities are intended to encompass all major categories of systems used by the Company, including sales and financial systems and embedded systems. The program has completed its assessment phase, which identified a number of systems that had date dependencies. None of the systems are considered by the Company to be mission critical. 95% of the date dependencies have already been remediated. In almost all cases the fixes involved updating software or firmware. The unremediated date dependencies involve desktop workstations, and are expected to be fully remediated by the third quarter of calendar 1999.

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

        Suppliers. The Company is also working with key suppliers of products and services to determine whether their operations and products are Year 2000 capable and to monitor their progress toward Year 2000 capability. The Company identified three vendors that could materially impact the Company's business if they experienced significant Year 2000 problems. These include the Company's supplier of wafer foundry services and the Company's two suppliers of chip packages. The Company has obtained verbal assurances from each of these suppliers of services that they comply with industry standards for Year 2000 readiness. The Company is in the process of determining whether its three providers of telecommunications services are Year 2000 compliant. This assessment is expected to be completed by the third quarter of calendar year 1999.

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

        The Company's most reasonably likely worst case Year 2000 scenario is that the Company experiences product procurement delays due to Year 2000 problems. These would arise because the Company's three major suppliers described above are located outside of the United States. The Company has not assessed, and may not be able to assess, what Year 2000 problems may occur with the public infrastructure, including transportation and export systems, of these countries. Such problems may result in delays in the Company's procuring products, which the Company estimates may be approximately 4 weeks. The Company is in the process of developing a contingency plan to address this scenario. This plan will include the maintenance of a 3 to 6 week safety supply of product. The Company expects this contingency plan to be in place by the fourth quarter of calendar 1999.

        The Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues.


Liquidity and Capital Resources

As of July 31, 1999, the Company had working capital of $141.2 million including cash, cash equivalents and short-term investments of $95.2 million. Net cash used in operating activities in the first six months of fiscal 2000 was due primarily to a net loss of $13.8 million, and decreases of $8.4 million in accruals, $3.4 million in accounts payable and $2.2 million prepaids and other assets offset by a decrease of $8.7 million in accounts receivable, adjustments of depreciation of $5.3 million and amortization of $2.9 million, and the in-process research and development write-off of $4.3 million. Net cash provided by operating activities in the first half of fiscal 1998 was due primarily to net income of $16.5 million, and increases of $33.2 million and $7.6 million in accounts payable and accrued liabilities, respectively, partially offset by a $24.0 million and $27.9 million increase in inventory and accounts receivable, respectively, due to the increase in manufacturing to meet customer demand associated with the generation of revenues.

Net cash used in investing activities was approximately $22.9 million and $7.9 million in the six months ended July 31, 1999 and June 30, 1998, respectively, and was due in each period to the purchase of investments and to the purchase of property and equipment, except for, in the six months ended July 31, 1999, which includes $7.2 million used in the merger of STB. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. As of July 31, 1999, the Company had capital equipment of $64.8 million less accumulated depreciation of $22.8 million to support its research and development, operations and administrative activities. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

Net cash used in financing activities for the six months ended July
31, 1999 of $5.1 million was due to the repurchase of common stock of $2.5 million and payments on line of credit and capital lease obligations. Net cash provided by financing activities was approximately $54.7 million in the first half of fiscal 1998 due primarily to proceeds from the secondary public offering in March 1998.

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

Lose of Customers or Suppliers because of STB Merger; Limited Sources for Chips and Boards. The merger caused some of 3Dfx's customers to end or curtail their relationships with the Company because the Company's products are now both graphics chips and graphics boards. Thus, the Company competes with companies that were previously 3Dfx's customers, graphics board manufacturers. Moreover, the Company has told former customers that are graphics board manufacturers that new generations of the Company's graphics chips will not be offered for sale to them. Similarly, the merger has disrupted STB's relationships with its suppliers, some of whom were competitors of 3Dfx. The loss of STB suppliers may cause the Company to lose customers that want the Company's products to contain components from those suppliers. The loss of customers of 3Dfx could cause a decline in sales for the Company unless new sales by the combined company have an offsetting effect.

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

The Company Has a Limited Operating History. The Company has been shipping products only since the third quarter of 1996. This limited operating history makes the assessment of the Company's future operating results difficult. Additionally, the Company incurred net losses of approximately $1.7 million in 1997 and $14.8 million in 1996. These net losses were attributable to the lack of substantial sales and to continuing significant costs incurred in product research, development and testing. Additionally, the Company had net losses of $11.6 million and $13.8 million in the three and six months ended July 31, 1999. Although the Company had net income of $21.7 million in 1998, historical growth rates may not be sustained. Additionally, significant revenues or profitability may not be sustained or increased on a quarterly or annual basis in the future.

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

        Many of the Company's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company. These competitors may also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than the Company. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Prior to the merger with STB, certain of 3Dfx's principal competitors offered a single vendor solution, because they maintain their own semiconductor foundries and may therefore benefit from certain capacity, cost and technical advantages. While the merger with STB enhances the Company's ability to compete with these competitors, the Company faces significant risks in achieving the benefits of the merger with STB and to the extent those benefits are not realized, these competitors continue to pose a threat to the Company.

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

        The Company has traditionally competed primarily against companies that typically have operated in the PC 2D graphics market and that now offer 3D capability as an enhancement to their 2D solutions or companies that have recently entered the market with an integrated 3D/2D solution but which have not traditionally manufactured 2D solutions or have not been involved in the market previously. These competitors include
3Dlabs, Inc., Ltd., ATI Technologies, Inc., nVidia Corporation, Micron Technology, Inc., S3 Incorporated and Trident Microsystems. The Company also competes with Videologic Group Plc, which has partnered with NEC to focus exclusively on developing a 3D solution for the interactive electronic entertainment market. Additionally, Intel has recently entered the 3D graphics market, targeting its efforts at the mainstream
PC market. The Company also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market and who are now developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. These competitors include 3Dlabs, Integraph Corporation, Real 3D, an operating unit of Lockheed Martin Corp., and Silicon Graphics, Inc.

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

The Company Has Significant Customer Concentration. The Company's sales are highly concentrated among a limited number of customers. Revenues derived from sales to Ingram Micro accounted for approximately 18% of the quarter ended July 31, 1999. Revenues derived from sales to STB prior to the effective date of the Merger accounted for 15% of the revenues for the six months ended July 31, 1999. Revenues derived from sales to Diamond and Creative accounted for approximately 42% and 22%, respectively, of revenues for the three months ended June 30, 1998. Revenues derived from sales to Diamond (and its subsidiaries), Creative (and its subsidiaries) and Elitetron accounted for approximately 43%, 18% and 13% of revenues in the first half of 1998. The Company expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future.

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

The Company Has Significant Product Concentration. The Company's revenues are dependent on the markets for 3D/2D and 3D media processors and graphics boards for PCs and on the Company's ability to compete in those markets. Since the Company has no other products, the Company's business would be materially harmed if it were unsuccessful in selling these products.

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

        The Company's graphics chip products are packaged and tested by two third party subcontractors on a purchase order basis rather than under a long-term agreement. As a result of its reliance on these subcontractors to assemble and test its graphic chips products, the Company cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's graphics chip products. A significant amount of time is required to qualify assembly and test subcontractors. Therefore, product shipments could be delayed significantly if the Company is required to find alternative subcontractors. And problems associated with the delivery, quality or cost of the assembly and testing of the Company's products could materially harm the Company's business.

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

The Company's Stock Price May Be Volatile; Securities Class Action Litigation.. The trading price of the Company's Common Stock has in the past fluctuated and could in the future fluctuate significantly. The fluctuations have been or could be in response to numerous factors, including:

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

        In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. It is possible that similar litigation could be brought against the Company. Such litigation could result in substantial costs and would likely divert management's attention and resources. Any adverse determination in such litigation could also subject the Company to significant liabilities. A securities class action lawsuit of this type was filed on October 9, 1998 in Dallas County, Texas against STB and certain of its officers and directors, along with the underwriters who participated in STB's public offering on March 20, 1998. The lawsuit alleges that the registration statement for STB's secondary public offering contained false and misleading statements of material facts and omitted to state material facts, alleging that the registration statement failed to disclose certain alleged STB product defects, alleged difficulties with some of STB's major customers and STB's allegedly deteriorating financial performance.
The lawsuit seeks recission and/or unspecified damages. the Company denies the allegations in the lawsuit and intends to vigorously defend the lawsuit. In the event the plaintiffs in the lawsuit prevail in connection with any of their claims, then, depending upon the magnitude of damages and expenses incurred by the Company and the extent to which such damages and expenses are covered by insurance, the lawsuit could have a negative effect on the financial condition and results of the Company.

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

Risks related to Changes in Product Mix. The Company offers three broad categories of products: (i) graphics boards and other multimedia subsystems that are primarily sold to major original equipment manufacturers, or OEMs, and, to a lesser degree, to commercial customers, (ii) specialized technology products that are primarily sold to resellers, the workstation groups of OEMs and corporate customers in certain industries and (iii) graphics chips sold for inclusion in other companies products. As a result of the varying gross profit margins associated with its products and sales channels, shifts in the mix of products sold or in the sales channels into which such products are sold could significantly harm the Company's gross profits and gross profit margins. For example, a decrease in sales of graphics boards and other multimedia subsystems to the commercial market or in sales of specialized technology products could result in a disproportionately greater decrease in the Company's gross profit margin. This is because these sales currently have higher gross profit margins than sales of graphics boards and other multimedia subsystem products to the Company's OEM customers. On the other hand, any decrease in the volume of graphics boards and other multimedia subsystems sold to the Company's OEM customers would significantly reduce total net sales and negatively impact the Company's financial results.





PART II - Other Information

ITEM 1:  Legal Proceedings


On June 10, 1999 3Dfx Interactive, Inc. (the "Company) filed a lawsuit against Creative Technology, Ltd. and Creative Labs, Inc. ("Defendants") alleging breach of contract and copyright infringement. Defendants filed their answer and counter-claim on July 29, 1999, alleging breach of contract, Lanham Act violations, False Advertising, and Unfair Business Practices under California Business and Professions Code Sections 17200. Defendants seek unspecified monetary damages and injunctive relief. The Company intends to pursue its claims against Defendants and to defend all counterclaims vigorously.

ITEM 4:  Submission of Matters to a Vote of Security Holders
1. The Registrant held a Special Meeting of Shareholders on April 30, 1999, which was adjourned to May 13, 1999 prior to the taking of a vote on any matter. The following is a brief description of the each matter voted upon at the May 13, 1999 adjournment of such Special Meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter.

a) The shareholders approved and adopted the Agreement and Plan of Reorganization, dated as of December 13, 1998, among the Registrant, Voodoo Merger Sub, a wholly-owned subsidiary of the Registrant, and STB Systems, Inc., approved the merger of the Registrant and STB Systems, Inc., and approved the issuance of shares of the Registrant's common stock necessary to complete the merger:





       FOR         AGAINST      ABSTAIN    BROKER NON-VOTES
----------------- ---------- ------------- --------------
       8,745,051     94,542        29,054        --






b) The shareholders approved an amendment to the Registrant's Bylaws to increase the size of the Board of Directors to nine members:





       FOR         AGAINST      ABSTAIN    BROKER NON-VOTES
----------------- ---------- ------------- --------------
       8,156,574    648,551        63,522        --





c) The shareholders ratified and approved an increase in the number of shares reserved for issuance under Registrant's 1995 Employee Stock Plan by 2,000,000 to a total of 6,375,000:





       FOR         AGAINST      ABSTAIN    BROKER NON-VOTES
----------------- ---------- ------------- --------------
       8,528,332    280,887        59,428        --





2. The Registrant's 1999 Annual Meeting of Shareholders was held on July 28, 1999. The following is a brief description of the each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter.

a) The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:





    Director       Votes For   Votes Withheld
----------------- ------------ -------------

L. Gregory Ballard 18,801,507       451,975

Gordon A. Campbell 18,807,654       445,828

James L. Hopkins   18,805,104       448,378

Alex Leupp         18,817,997       435,485

William Ogle       18,806,019       447,463

Scott D. Sellers   18,805,698       447,784

Anthony Sun        18,820,187       433,295

James Whims        18,806,914       446,568

Philip M. Young    18,818,652       434,830



b) The shareholders ratified the appointment of PricewaterhouseCoopers LLP independent public accountants of the Registrant for the fiscal year ending January 31, 2000.





       FOR          AGAINST       ABSTAIN    BROKER NON-VOT
----------------- ------------ ------------- --------------
      19,188,284       39,086        26,112        --





ITEM 6: Exhibits

(a)     Exhibits
27.1            Financial Data Schedule

(b)     Financial Statements Schedule

        Schedule II - Valuation and Qualifying Accounts

        Reports on Form 8-K

On May 21, 1999, the Registrant filed a report on Form 8-K relating to the acquisition by the Registrant of STB Systems, Inc., which acquisition was consummated on May 13, 1999, and on July 27, 1999 the Registrant filed on Form 8-K/A an amendment to such report for the purpose of filing pro forma financial statements relating to such





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 1999

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

          FINANCIAL STATEMENTS SCHEDULE

                             3DFX INTERACTIVE, INC.

                        Valuation and Qualifying Accounts
              For the six months ended July 31, 1999 and June 30, 1998
                                (in thousands)
                                  (unaudited)

                                            Additions
                                       ---------------------
                                       Charged to  Charged
                             Beginning Costs and   to Other              Ending
                              Balance   Expenses   Accounts  Deductions  Balance
---------------------------- --------- ---------- ---------- ---------- ---------
Allowance for Doubtful
Accounts:
  For the six months
   ended July 31, 1999......   $3,666     $2,653     $5,549         $0   $11,868

  For the six months
   ended June 30, 1998......   $1,763        $77     $ --         $200    $1,640

Inventory Reserve:
  For the six months
   ended July 31, 1999......   $7,828     $ --      $16,230   $ 1,230    $22,828

  For the six months
   ended June 30, 1998......     $661     $6,064     $ --       $ --      $6,725


                               INDEX TO EXHIBITS



 EXHIBITS
 ---------


    27.1  Financial Data Schedule