Form 10-Q
period 1999-10-31
3DFX INTERACTIVE INC
filed 1999-12-15
CIK 1010026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period ended October 31, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-22651

3DFX INTERACTIVE, INC.
(Exact name of Registrant as specified in its Charter)

California	77-0390421
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4435 Fortran Drive
San Jose, CA    95134
(Address of Principal Executive Offices including Zip Code)

Telephone Number (408) 935-4400
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

As of November 30, 1999 there were 24,573,309 shares of the Registrant's Common Stock outstanding.

3DFX INTERACTIVE, INC.
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial statements

Condensed Consolidated Balance Sheets -- October 31, 1999 and December 31, 1998

Condensed Consolidated Statements of Operations -- Three Months and Nine Months ended October 31, 1999 and September 30, 1998

Condensed Consolidated Statements of Cash Flows -- Nine Months ended October 31, 1999 and September 30, 1998

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Year 2000 Compliance

Factors Affecting Operating Results

PART II. Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

3DFX INTERACTIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

                                                        October 31,  December 31,
                                                           1999          1998
                                                      ------------  ------------
                                                       (unaudited)
Assets:
  Cash and cash equivalents ........................      $59,487       $92,922
  Short-term investments ...........................       14,610         3,058
  Accounts receivable, net .........................       77,534        36,335
  Inventory ........................................       41,286        23,991
  Other current assets .............................       15,819        12,089
                                                      ------------  ------------
          Total current assets .....................      208,736       168,395
  Property and equipment, net.......................       40,901        15,629
  Intangibles.......................................       14,818           --
  Goodwill..........................................       31,866           --
  Other assets......................................       10,720            97
                                                      ------------  ------------
                                                         $307,041      $184,121
                                                      ============  ============

Liabilities and Shareholders' Equity:
  Short-term debt ..................................      $27,000         $ --
  Accounts payable .................................       44,779        41,104
  Accrued liabilities ..............................       19,666        16,031
  Current portion of capitalized lease obligations .          655           389
                                                      ------------  ------------
          Total current liabilities ................       92,100        57,524
                                                      ------------  ------------
Other long term liabilities                                 2,001           284
                                                      ------------  ------------
Shareholders' equity:
  Common stock .....................................      249,497       126,569
  Warrants .........................................          242           242
  Deferred compensation ............................         (293)         (697)
  Unrealized loss on equity securities..............         (145)          --
  (Accumulated deficit) retained earnings ..........      (36,361)          199
                                                      ------------  ------------
          Total shareholders' equity ...............      212,940       126,313
                                                      ------------  ------------
                                                         $307,041      $184,121
                                                      ============  ============

See accompanying notes to condensed consolidated financial statements.

3DFX INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                      Three Months Ended         Nine Months Ended
                                   -------------------------  -------------------------
                                   October 31,  September 30, October 31,  September 30,
                                      1999         1998          1999         1998
                                   ------------ ------------  ------------ ------------
Revenues.........................     $105,856      $33,206      $251,135     $141,858
Cost of revenues.................       88,624       24,971       191,122       81,144
                                   ------------ ------------  ------------ ------------
  Gross profit...................       17,232        8,235        60,013       60,714
                                   ------------ ------------  ------------ ------------
Operating expenses:
  Research and development.......       18,040       10,038        46,373       24,172
  Selling, general and                  18,329        6,971        43,954       24,650
  Restructuring expense..........        1,830        --            1,830        --
  In-process research and
   development...................          --         --            4,302        --
  Amortization of goodwill
   and intangibles...............        3,627        --            6,601        --
                                   ------------ ------------  ------------ ------------
  Total operating expenses.......       41,826       17,009       103,060       48,822
                                   ------------ ------------  ------------ ------------
Income (loss) from operations....      (24,594)      (8,774)      (43,047)      11,892
Interest and other income, net...          393       13,045         1,988       14,610
                                   ------------ ------------  ------------ ------------
Income (loss) before income
  taxes..........................      (24,201)       4,271       (41,059)      26,502
(Benefit) provision for income
  taxes..........................       (6,583)       1,153        (9,658)       6,889
                                   ------------ ------------  ------------ ------------
Net income (loss)................     ($17,618)      $3,118      ($31,401)     $19,613
                                   ============ ============  ============ ============
Net income (loss) per share:
  Basic..........................       ($0.73)       $0.20        ($1.48)       $1.34
                                   ============ ============  ============ ============
  Diluted........................       ($0.73)       $0.20        ($1.48)       $1.22
                                   ============ ============  ============ ============
Shares used in net income (loss)
 per share calculations:
  Basic..........................       24,131       15,437        21,163       14,674
                                   ------------ ------------  ------------ ------------
  Diluted........................       24,131       15,819        21,163       16,024
                                   ------------ ------------  ------------ ------------

See accompanying notes to condensed consolidated financial statements.

3DFX INTERACTIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                         Nine Months Ended
                                                      -----------------------
                                                      October 31, September 30,
                                                          1999        1998
                                                      ----------- -----------
Cash flows from operating activities:
  Net (loss) income .................................   ($31,401)    $19,613
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Amortization ...................................      6,601        --
     Depreciation ...................................      9,537       3,538
     Write-off of acquired in-process research             4,302        --
     Stock compensation..............................        363         363
     Increase in allowance for doubtful
       accounts......................................      2,653       1,561
     Changes in assets and liabilities:
       Accounts receivable...........................     (7,586)    (14,735)
       Inventory.....................................      9,118     (21,626)
       Other assets..................................      1,279        (657)
       Accounts payable..............................    (14,335)     22,171
       Accrued liabilities...........................     (9,059)      5,506
                                                      ----------- -----------
     Net cash (used in) provided by operating
         activities..................................    (28,528)     15,734
                                                      ----------- -----------
Cash flows from investing activities:
  Maturities (purchases)of short-term investments,
    net..............................................      6,665      (7,639)
  Acquisition of STB Systems, Inc....................     (9,084)       --
  Purchases of property and equipment................    (20,972)    (10,289)
                                                      ----------- -----------
     Net cash used in investing activities...........    (23,391)    (17,928)
                                                      ----------- -----------
Cash flows from financing activities:
  Proceeds from secondary public offering, net.......       --        54,752
  Proceeds from issuance (repurchase) of
     Common Stock, net...............................     (3,082)      1,217
  Principal payments of capitalized lease
     obligations, net................................       (315)       (787)
  Proceeds (payments) on drawdown on line of
     credit, net.....................................     11,209        (777)
                                                      ----------- -----------
     Net cash (used in) provided by financing
         activities..................................      7,812      54,405
                                                      ----------- -----------
Net increase (decrease) in cash and
  cash equivalents...................................    (44,107)     52,211
Cash and cash equivalents at beginning
  of period..........................................    103,594      28,937
                                                      ----------- -----------
Cash and cash equivalents at end of period...........    $59,487     $81,148
                                                      =========== ===========

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission. On March 29, 1999, the Board of Directors determined that it would be in the best interests of the Company and its shareholders to change its fiscal year from a fiscal year ending December 31 to a year beginning on February 1 and ending on January 31 beginning on February 1, 1999. The results of operations for the quarter or nine months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Three customers represented 13%, 12% and 11% and one customer represented 15% of the Company's revenues during the third quarter and first nine months of fiscal 2000, respectively. Three customers represented 25%, 20% and 10% and three customers represented 35%, 20% and 15% of the Company's revenue during the third quarter and first nine months of 1998, respectively.

Note 2 - Inventory:

                                              October 31,  December 31,
                                                 1999          1998
                                            ------------  ------------
Raw materials.............................      $25,155        $6,207

Work in-process...........................        9,106        13,249

Finished goods............................        7,025         4,535
                                            ------------  ------------
     Total inventory......................      $41,286       $23,991
                                            ============  ============

Note 3 - Merger Agreement:

In December 1998, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with STB Systems Inc., a Texas corporation ("STB"). The Merger Agreement provided for the merger of a newly formed, wholly owned subsidiary of 3Dfx with and into STB. STB is the surviving corporation of the Merger and became a wholly owned subsidiary of 3Dfx. The merger was accounted for under the purchase method of accounting. The merger was consummated on May 13, 1999.

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

The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows:

                                                               Calculated
                                                  Estimated    First Year
                                      Amount     Useful Life  Amortization
                                    ----------- ------------- ------------
Purchased existing technology:
      1.5 year life................ $6,475,000      1.5 years  $4,317,000
      3 year life..................  4,966,000        3 years   1,655,000
Trademarks.........................  4,406,000        5 years     881,000
Workforce-in-place.................  2,250,000        5 years     450,000
Executive covenants................  1,000,000        5 years     200,000
Goodwill........................... 31,880,000        5 years   6,376,000

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

Pro forma results of operations for the combined company as if the transaction had consummated at the beginning of the earliest period presented and carried forward into 1999 are as follows:

                                              Nine Months       Year
                                                 Ended         Ended
                                              October 31,   December 31,
                                                  1999          1998
                                              ------------  ------------
  Revenues .................................     $331,924      $467,441
                                              ------------  ------------

  Net income (loss) ........................     ($49,175)       $9,110
                                              ------------  ------------

  Basic net income (loss) per share ........       ($2.32)        $0.40
                                              ============  ============

  Diluted net income (loss) per share ......       ($2.32)        $0.37
                                              ============  ============

On a combined basis, there were no material transactions between the Company and STB during the periods presented except for sales of product by the Company to STB which have been eliminated.

Note 4 - Restructuring expense:

In August 1999, the Company recorded a restructuring charge of $1,830,000 representing a one-time reduction in workforce related to the merger with STB.

Note 5 - Public Offering:

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

Note 5 - Net Income (Loss) per Share:

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

                                      Three Months Ended         Nine Months Ended
                                   -------------------------  -------------------------
                                   October 31,  September 30, October 31,  September 30,
                                      1999         1998          1999         1998
                                   ------------ ------------  ------------ ------------
Net income (loss) available to
  common shareholders
  (numerator)....................     ($17,618)      $3,118      ($31,401)     $19,613
Weighted average common shares
  outstanding (denominator for
  basic computation).............       24,131       15,437        21,163       14,674
Effect of dilutive securities --
  common stock equivalents.......        --             382         --           1,350
                                   ------------ ------------  ------------ ------------
Weighted average shares
  outstanding (denominator for
  diluted computation)...........       24,131       15,819        21,163       16,024
                                   ============ ============  ============ ============
Basic net income (loss)
 per share.......................       ($0.73)       $0.20        ($1.48)       $1.34
                                   ============ ============  ============ ============
Diluted net income (loss)
 per share.......................       ($0.73)       $0.20        ($1.48)       $1.22
                                   ============ ============  ============ ============

During the three and nine months ended October 31, 1999, weighted average options under the treasury stock method to purchase approximately 4,156,000 and 3,368,000 shares, respectively, were outstanding but not included in the computation because they were antidilutive.

Note 6 - Income Taxes:

The Company recorded an income tax benefit of $6.6 million for the three months ended October 31, 1999, at an effective tax rate equal to 27% of pretax income. The Company recorded a provision for income taxes of $1.2 million for the three months ended September 30, 1998, an effective tax rate of 27%. The Company recorded an income tax benefit of $9.7 million for the nine months ended October 31, 1999, an effective tax rate of 24%. The Company recorded a provision for income taxes of $6.9 million for the nine months ended September 30, 1998, an effective tax rate of 26%. The Company's effective tax rate in fiscal 2000 differed from the statutory rate due to the impact of non-deductible expenses including intangible amortization and in-process research and development. The effective tax rate in fiscal 1998 is different from the statutory rate due to the utilization of federal and state net operating loss carryforwards and tax credits.

Note 7 - Comprehensive Income:

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Comprehensive income for the three months and the nine months ended October 31, 1999 differed by $145,000, respectively, for each period. Comprehensive income for the three months and the nine months ended September 30, 1998 was not materially different from net income.

Note 8 - Short-term Debt:

As a result of the merger with STB, the Company has a $40 million revolving credit facility ("Revolving Credit Facility") with a bank. The Revolving Credit Facility bears interest at LIBOR plus 175 basis points (7.1588% at October 31, 1999). At October 31, 1999, the Company had $27.0 million outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility is subject to limitation determined by the Company's borrowing base, which is calculated based on eligible accounts receivable, as defined in the Revolving Credit Facility Agreement. Subsequent to October 31, 1999, the Company renegotiated the existing Revolving Credit Facility to a $25 million level which bears interest at LIBOR plus 100 basis points. Coincident with the extension, the Company pledged $25 million in marketable securities to secure the new Revolving Credit Facility.

3DFX INTERACTIVE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the fourth paragraph under "Overview" regarding availability of raw materials; the sentences in the third and tenth paragraph under "Results of Operations" regarding factors affecting gross profit; the sentences in the fourth and fifth and eleventh and twelfth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the sentence in the second paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the fourth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements and the statements below under "Factors Affecting Future Operating Results". These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

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

The Company's sales have historically been concentrated among a limited number of customers. Revenues derived from sales to Dell Computer Corporation, Ingram Micro and Gateway, Inc. accounted for approximately 13%, 12% and 11% of revenues for the quarter ended October 31, 1999. Revenues derived from sales to Ingram Micro accounted for 15% of revenues for the nine monthes ended October 31, 1999. STB prior to the May 13, 1999 effective date of the merger accounted for 8% of revenues for the nine months ended October 31, 1999. Revenues derived from sales to Creative Technology, Ltd. ("Creative"), Elitetron Electronic Co., Ltd. ("Elitetron"), and Guillemot International ("Guillemot") accounted for approximately 25%, 20% and 10%, respectively, of revenues for the quarter ended September 30, 1998. Revenues derived from Diamond Multimedia Systems, Inc. ("Diamond"), Creative and Elitetron accounted for approximately 35%, 20% and 15%, respectively, of revenues for the first nine months of fiscal 1998. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on the Company's revenues and profitability on a quarterly basis.

The announcement and consummation of the merger between 3Dfx and STB has caused some of 3Dfx's customers to end or curtail their relationships with the combined company. For example, two of 3Dfx's largest customers, Creative Labs and Diamond, compete directly with STB. In dollars, these customers together accounted for approximately $117.5 million of 3Dfx's total revenue in 1998. Sales to Diamond and Creative Labs following the merger have been reduced significantly from prior levels and these customers are no longer customers of the combined company. To date, the loss of business from former 3Dfx customers has not been fully replaced through the sale of the combined company's own add-in- board level products. If other major customers of 3Dfx terminate their relationship with the combined company or sales of the combined company's add-in boards continue to be less than sales to former 3Dfx customers, the Company's business could be materially harmed.

As part of its manufacturing strategy, the Company leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows the Company to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's wafers are currently manufactured by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to the Company's orders. The Company purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of products revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of the Company's products. The Company believes that raw materials required are readily available. The Company's products are packaged by two third party subcontractors, Advanced Semiconductor Engineering Group ("ASE") and Caesar Technology, Inc. All of the Company's products are tested by ASE. Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement. All purchases of wafers and assembly and test services are denominated in U.S. dollars. The Company depends on these suppliers to allocate a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable quality and at acceptable manufacturing yields, and to deliver those products to us on a timely basis. These manufacturers may not always be able to meet the Company's near-term or long-term manufacturing requirements.

In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's IPO, the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. This amortization resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in each of the years ended December 31, 1998 and 1997, and $196,000 (of which $50,000 and $146,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively in the year ended December 31, 1996, and will result in quarterly through the second quarter of fiscal 2001 aggregating approximately $121,000 per quarter (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and and administrative expenses, respectively).

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

The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows:

                                                               Calculated
                                                  Estimated    First Year
                                      Amount     Useful Life  Amortization
                                    ----------- ------------- ------------
Purchased existing technology:
      1.5 year life................ $6,475,000      1.5 years  $4,317,000
      3 year life..................  4,966,000        3 years   1,655,000
Trademarks.........................  4,406,000        5 years     881,000
Workforce-in-place.................  2,250,000        5 years     450,000
Executive covenants................  1,000,000        5 years     200,000
Goodwill........................... 31,880,000        5 years   6,376,000

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

Results of Operations

The results of operations for the three and nine month periods presented include the effect of the merger with STB from the date of consummation, May 13, 1999 which is discussed in Note 2 to the Unaudited Consolidated Condensed Financial Statements contained herein and above in "Overview".

Three Months Ended October 31, 1999 and September 30, 1998

Revenues. Revenues are recognized upon product shipment. The Company's total revenues were $105.8 million in the three months ended October 31, 1999, and $33.2 million in the three months ended September 30, 1998. The increase was primarily attributable to revenues generated from board-level sales incorporating Voodoo3 technology. Substantially all of the revenues in the three months ended September 30, 1998 were derived from sale of the Company's Voodoo Banshee chip and Voodoo2 chipsets. As a result of the merger, some of the Company's former significant customers do not do business with the combined company because these customers were competitors of STB and are therefore competitors of the combined company. See "Overview".

Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of board-level components, such as memory chips and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement, board-level assembly cost, warehousing, shipping and warranty costs. Gross profit as a percentage of revenues was 16% and 25% in the three months ended October 31, 1999 and September 30, 1998, respectively. The decrease can primarily be attributed to the gross profit generated from sales of board-level products which have lower margins as compared with the margins on chip-only products. The decrease can also be attributed to higher than expected memory prices, expedite charges for products resulting from the recent Taiwan earthquake, and a greater percentage of revenues generated from PC systems manufacturers, which carry a lower gross margin than revenues generated from the Company's traditional market channels. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with the Voodoo3 products sold in the three months ended October 31, 1999 as compared with the margins of the Voodoo Banshee chip and Voodoo2 chipsets sold in the three months ended September 30, 1998. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement and production costs.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 80% from $10.0 million in the three months ended September 30, 1998 to $18.0 million in the three months ended October 31, 1999. Included in the quarter ended October 31, 1999 is $2.6 million in research and development expenses attributable to the operations of STB. Excluding the effect of STB, research and development expenses increased 54% in the three months ended October 31, 1999 as compared to three months ended September 30,1998. This increase reflects an increase in personnel costs, common cost allocations and engineering costs resulting from the development of Voodoo3 and other future products. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 163% from $7.0 million in the three months ended September 30, 1998 to $18.3 million in the three months ended October 31, 1999. The increase is primarily attributable to the inclusion of $11.0 million in expenses relating to the operations of STB. Excluding the effect of STB, selling, general and administrative expenses increased 5% in the quarter ended October 31, 1999 compared to the quarter ended September 30, 1998. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Restructuring expense. In August 1999, the Company recorded a restructuring charge of $1,830,000 representing a one-time reduction in workforce related to the merger with STB.

Goodwill and Other Intangibles Amortization. In connection with the STB merger, the Company recorded assets representing goodwill of approximately $31.8 million and intangibles of approximately $19.1 million. These amounts will be amortized ratably over the amortization periods of the applicable assets. For the three months ended October 31, 1999, the Company recorded $3.6 million in related amortization.

Interest and Other Income (Expense), Net. Interest and other income (expense) net decreased from $13.0 million in the three months ended September 30, 1998 to $393,000 in the three months ended October 31, 1999. The decrease is primarily related to a one-time recognition of income in the three months ended September 30, 1998 as a result of the settlement of litigation with Sega Enterprises, Ltd. as well as decreased earnings from lower invested cash balances and interest expense on the outstanding equipment line of credit and capital lease balances.

Provision (Benefit)For Income Taxes. The Company recorded an income tax benefit of $6.6 million for the three months ended October 31, 1999, at an effective tax rate equal to 27% of pretax income. The Company recorded a provision for income taxes of $1.2 million for the three months ended September 30, 1998, an effective tax rate of 27%. The Company's effective tax rate in fiscal 2000 differed from the statutory rate due to the impact of non-deductible expenses including intangible amortization and in-process research and development. The Company's effective tax rate in fiscal 1998 differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits. Provision for income taxes was $7.7 million in 1998. At December 31, 1998, 3Dfx had net operating loss carryforwards for federal and state income tax purposes of approximately $10.7 million and $9.7 million, respectively, which expire beginning in 2011 and 2001, respectively. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in 3Dfx's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of 3Dfx's initial public offering in June 1997 resulted in an annual limitation of 3Dfx's ability to utilize net operating losses incurred prior to that date. The annual limitation is approximately $5.4 million.

Nine Months Ended October 31, 1999 and September 30, 1998

Revenues. The Company's total revenues were $251.1 million in the nine months ended October 31, 1999, and $141.9 million in the nine months ended September 30, 1998. The increase is primarily due to board-level sales incorporating Voodoo3 technology following the May 13, 1999, effective date of the merger. Revenues in the nine months ended October 31, 1999 were principally attributable to sales of the Company's Voodoo3 and Voodoo Banshee products. Substantially all of the revenues in the nine months ended September 30, 1998 were derived from sale of the Company's Voodoo Banshee chip and its Voodoo2 and Voodoo Graphics chipsets.

Gross Profit. Gross profit as a percentage of revenues was 24% and 43% in the nine months ended October 31, 1999 and September 30, 1998, respectively. The decrease can be primarily attributed to the gross profit generated from the sales of board-level products, which have lower margins as compared with the margins on chip only products. The decrease can also be attributed to higher than expected memory prices, expedite charges for products resulting from the recent Taiwan earthquake, and a greater percentage of revenues generated from PC systems manufacturers, which carry a lower gross margin than revenues generated from the Company's traditional market channels. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with the Voodoo3 and Voodoo Banshee products sold in the nine months ended October 31, 1999 as compared with the margins of Voodoo2 and Voodoo Graphics products sold in the nine months ended June 30, 1998. The Company's future gross profit will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; and the Company's ability to reduce product procurement costs.

Research and Development. Research and development expenses increased 110% from $24.2 million in the nine months ended September 30, 1998 to $50.7 million in the nine months ended October 31, 1999. Included in the nine months ended October 31, 1999 is $5.9 million in research and development expenses attributable to the operations of STB following the May 13, 1999 effective date of the merger. Excluding the effect of STB, research and development expenses increased 85% in the nine months ended October 31, 1999 as compared to the nine months ended September 30, 1998. This increase reflects the in-process research and development write-off related to the STB merger of $4.3 million, an increase in personnel costs, common cost allocations and engineering costs resulting from the development of Voodoo3 and other future products. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses increased 78% from $24.7 million in the nine months ended September 30, 1998 to $44.0 million in the nine months ended October 31, 1999. The increase is primarily attributable to the inclusion of $21.3 million in expenses relating to the operations of STB following the May 13, 1999 effective date of the merger. Excluding the effect of STB, selling, general and administrative expenses remained relatively flat for the nine months ending October 31, 1999 as compared to the nine months ending September 30,1998. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Restructuring expense. In August 1999, the Company recorded a restructuring charge of $1,830,000 representing a one-time reduction in workforce related to the merger with STB.

Goodwill and Other Intangibles Amortization. In connection with the STB merger, the Company recorded assets representing goodwill of approximately $31.8 million and intangibles of approximately $19.1 million. These amounts will be amortized ratably over the amortization periods of the applicable assets. For the nine months ended October 31, 1999, the Company recorded $6.6 million in related amortization.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from $14.6 million in the nine months ended September 30, 1998 to $2.0 million in the nine months ended October 31, 1999. The decrease is primarily related to a one-time recognition of income in the nine months ended September 30, 1998 as a result of the settlement of litigation with Sega Enterprises, Ltd. as well as decreased earnings from lower invested cash balances and interest expense on the outstanding equipment line of credit and capital lease balances.

Provision (Benefit) For Income Taxes. The Company recorded an income tax benefit of $9.7 million for the nine months ended October 31, 1999, an effective tax rate of 24%. The Company's effective tax rate in fiscal 2000 differed from the statutory rate due to the impact of non- deductible expenses including intangible amortization and in-process research and development. The Company recorded a provision for income taxes of $6.9 million for the nine months ended September 30, 1998, an effective tax rate of 26%. The Company's effective tax rate in fiscal 1998 differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits.

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

Internal Systems. To address these Year 2000 issues with its internal systems, the Company has initiated a program that is designed to deal with the Company's internal management information systems and its embedded systems (e.g. phones, and security systems). The program included both assessment and remediation proceeding in parallel and the Company has completed and tested changes to those management and critical systems. These activities are intended to encompass all major categories of systems used by the Company, including sales and financial systems and embedded systems. 95% of the date dependencies have already been remediated and those that have not are not mission critical systems. In almost all cases the fixes involved updating software or firmware. The unremediated date dependencies involve desktop workstations, and are expected to be fully remediated by the fourth quarter of calendar 1999.

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

Suppliers. The Company is also working with key suppliers of products and services to determine whether their operations and products are Year 2000 capable and to monitor their progress toward Year 2000 capability. The Company identified three vendors that could materially impact the Company's business if they experienced significant Year 2000 problems. These include the Company's supplier of wafer foundry services and the Company's two suppliers of chip packages. The Company has obtained verbal assurances from each of these suppliers of services that they comply with industry standards for Year 2000 readiness. The Company has also received assurances from its three providers of telecommunications services that their services are Year 2000 compliant.

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

The Company continues to have internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues.

Liquidity and Capital Resources

As of October 31, 1999, the Company had working capital of $116.6 million including cash, cash equivalents and short-term investments of $74.1 million. Net cash used in operating activities in the first nine months of fiscal 2000 was due primarily to a net loss of $31.4 million, and decreases of $14.3 million in accounts payable and $9.1 million in accrued expenses and increases of $7.6 million in accounts receivable, offset by adjustments of depreciation of $9.5 million and amortization of $6.6 million, and the in-process research and development write-off of $4.3 million relating to the merger with STB. Net cash provided by operating activities in the first nine months of fiscal 1998 was due primarily to net income of $19.6 million, and increases of $22.2 million and $5.5 million in accounts payable and accrued liabilities, respectively, partially offset by a $21.6 million and $14.7 million increase in inventory and accounts receivable, respectively, due to the increase in manufacturing to meet customer demand associated with the generation of revenues.

Net cash used in investing activities was approximately $23.4 million and $17.9 million in the nine months ended October 31, 1999 and September 30, 1998, respectively, and was due in each period to the purchase of investments and to the purchase of property and equipment, except in the nine months ended October 31, 1999, which includes $9.1 million used in the merger of STB. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

Net cash provided by financing activities for the nine months ended October 31, 1999 of $7.8 million was due to the net proceeds on the drawdown from its line of credit offset by the net repurchase of common stock of $3.1 million and payments on its capital lease obligations. Net cash provided by financing activities was approximately $54.4 million in the first nine months of fiscal 1998 due primarily to proceeds from the public offering in March 1998.

The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and available borrowings under line of credit arrangements and other factors. The Company believes that the proceeds from its March 1998 public offering, the Company's current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through at least April 2000. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

Factors Affecting Operating Results

The Quarterly Operating Results of the Company May Fluctuate. The Company's quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future. These variations are the result of a number of factors, many of which are beyond the Company's control. These factors include:

  The ability to successfully develop, introduce and market new or enhanced products;

  The ability to introduce and market products in accordance with customer design requirements and design cycles;

  Changes in the relative volume of sales of various products with different margins;

  Changes in demand for the Company's products and its customers' products;

  Gains or losses of significant customers or strategic relationships;

  The volume and timing of customer orders;

  The availability, pricing and timeliness of delivery of components for the Company's products;

  The timing of new product announcements or introductions by competitors;

  Product obsolescence, the management of product transitions;

  Production delays; and

  Decreases in the average selling prices of products.

Any one or more of the factors listed above or other factors could cause the Company to fail to achieve its revenue and profitability expectations. Most of the Company's operating expenses are relatively fixed in the short term. The Company may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could materially harm quarterly operating results. As a result of the above factors, the Company believes that investors should not rely on period- to-period comparisons of results of operations as an indication of future performance. The results of any one quarter are not indicative of results to be expected for a full fiscal year.

Loss of Customers or Suppliers because of STB Merger; Limited Sources for Chips and Boards. The STB merger caused some of 3Dfx's customers to end or curtail their relationships with the Company because the Company's products are now both graphics chips and graphics boards. Thus, the Company competes with companies that were previously 3Dfx's customers, graphics board manufacturers. Similarly, the merger has disrupted STB's relationships with its suppliers, some of whom were competitors of 3Dfx. The loss of STB suppliers may cause the Company to lose customers that want the Company's products to contain components from those suppliers. The loss of customers of 3Dfx could cause a decline in sales for the Company unless new sales by the combined company have an offsetting effect.

For example, two of 3Dfx's largest customers, Creative and Diamond, were direct competitors of STB. During 1998, sales to Diamond (and its subsidiaries) represented approximately 32% of 3Dfx's total revenue and sales to Creative (and its subsidiaries) represented approximately 26% of 3Dfx's total revenue. New products being developed by the Company will primarily be sold directly to OEM and retail customers rather than through Diamond and Creative. As a result, sales to Diamond and Creative Labs following the merger have been reduced significantly from prior levels and these customers are no longer customers of the Company. Similarly, nVidia, which was a major supplier of STB and which was a direct competitor of 3Dfx, has terminated its relationship with the Company. Although the Company has continued to sell to its customers its current products that use nVidia graphics chips, it does not expect to use nVidia's graphic chips on any new products. Unless the Company can persuade STB's customers that are purchasing products using nVidia graphics chips to purchase new products based on 3Dfx graphics chips, STB's revenue contribution to the Company will be reduced significantly.

As a result of the merger, STB has become significantly dependent on 3Dfx's graphics chip design and development capabilities and 3Dfx has become more dependent on STB's graphics boards and manufacturing capabilities. This occurred because both companies will be more restricted in their ability to select products produced by either STB's or 3Dfx's competitors. If either 3Dfx's graphics chips or STB's graphics boards fail to meet the requirements of either company's customers, the Company's relationship with those customers could be hurt. This could negatively affect the Company's financial performance. In addition, STB is highly dependent on 3Dfx's ability to provide graphics chips on a timely basis meeting the rigid scheduling requirements of OEMs. If 3Dfx's graphics chips could not be provided on a timely basis, STB may not be able to readily find suitable alternative graphics chips, which could result in the loss of business and customers as well as unused manufacturing capacity.

The Company Has a Limited Operating History. The Company has been shipping products only since the third quarter of 1996. This limited operating history makes the assessment of the Company's future operating results difficult. Additionally, the Company incurred net losses of approximately $1.7 million in 1997 and $14.8 million in 1996. These net losses were attributable to the lack of substantial sales and to continuing significant costs incurred in product research, development and testing. Additionally, the Company had net losses of $17.6 million and $31.4 million in the three and nine months ended October 31, 1999. Although the Company had net income of $21.7 million in 1998, $3.1 million and $19.6 million in the three and nine months ended September 30, 1998, respectively, historical growth rates may not be sustained. Additionally, significant revenues or profitability may not be sustained or increased on a quarterly or annual basis in the future.

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

  Product performance and quality;

  Conformity to industry standard application programming interfaces, or APIs;

  Access to customers and distribution channels;

  Price;

  Product support; and

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

  Rapid technological change;

  Evolving industry standards;

  Cyclical market patterns;

  Frequent new product introductions and short product life cycles;

  Significant price competition and price erosion;

  Fluctuating inventory levels;

  Alternating periods of over-capacity and capacity constraints;

  Variations in manufacturing costs and yields; and

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

Dependence on the Retail Distribution Channel. The Company's products have historically been distributed in the retail distribution channel. To access the retail channel, the Company has depended on graphics board manufacturers whose products are sold to consumers. The Company developed its strong presence in the retail market through its own marketing efforts, as well as through the significant marketing efforts of a number of customers, including Diamond and Creative Labs. As a result of the STB merger, the Company has lost some of its largest customers, who were direct competitors of STB, and has become primarily dependent on STB to support the retail sales channel. Historically, STB has targeted low levels of retail sales volume and has directed most of its sales and marketing resources to the OEM sales channel. As a result, there may be substantial risks associated with the Company's dependence on near-term revenues from the retail channel as the Company transitions to direct sales in the retail channel.

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

  Proper new product definition;

  Timely completion and introduction of new product designs;

  The ability of subcontractors and component manufacturers to effectively design and implement the manufacture of new products;

  Quality of new products;

  Product performance as compared to competitors' products;

  Market acceptance of the Company's and its customers' products;

  Competitive pricing of products; and

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

The Company Has Significant Customer Concentration. The Company's sales are highly concentrated among a limited number of customers. Revenues derived from sales to Dell Computer Corporation, Ingram Micro and Gateway, Inc. accounted for approximately 13%, 12% and 11% of revenues for the quarter ended October 31, 1999. Revenues derived from sales to Ingram Micro accounted for approximately 15% of the nine months ended October 31, 1999. Revenues derived from sales to STB prior to the effective date of the Merger accounted for 8% of the revenues for the nine months ended October 31, 1999. Revenues derived from sales to Creative, Elitetron, and Guillemot accounted for approximately 25%, 20% and 10%, respectively, of revenues for the quarter ended September 30, 1998. Revenues derived from Diamond, Creative and Elitetron accounted for approximately 35%, 20% and 15%, respectively, of revenues for the first nine months of fiscal 1998. The Company expects that a small number of customers will continue to account for a substantial portion of its revenues for the foreseeable future.

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

  Produce wafers of acceptable quality and with acceptable manufacturing yields;

  Deliver those wafers to the Company and its independent assembly and testing subcontractors on a timely basis; and

  Allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs.

The Company expects to continue to be dependent upon TSMC in the future. The Company has no readily available alternative source of supply and it could take several months to establish a strategic relationship with a new manufacturing partner. Therefore, a manufacturing disruption experienced by TSMC would impact the production of the Company's graphics chip products for a substantial period of time. Additionally, TSMC fabricates wafers for other companies and could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Any disruption in the Company's access to TSMC's production capacity would materially harm the Company's business.

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

  Unexpected changes in legislative or regulatory requirements;

  Delays resulting from difficulty in obtaining export licenses for certain technology;

  Tariffs, quotas and other trade barriers and restrictions;

  Longer accounts receivable payment cycles;

  Difficulties in collecting payment;

  Potentially adverse tax consequences, including repatriation of earnings;

  Burdens of complying with a variety of foreign laws;

  Unfavorable intellectual property laws;

  Political instability; and

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

  Quarterly variations in results of operations;

  Announcements of technological innovations or new products by the Company, its customers or competitors;

  Changes in securities analysts' recommendations;

  Earnings estimates for the Company; and

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

Any Year 2000 problems could materially harm the Company's business. In addition, the Company's customers and suppliers may not be year 2000 compliant, which could materially harm the Company's business. See "Year 2000 Compliance" above for discussion of the Company's efforts in evaluating, testing and correcting Year 2000 compliance issues.

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

(a) Exhibits

27.1 Financial Data Schedule

(b) Financial Statements Schedule

Schedule II - Valuation and Qualifying Accounts

Reports on Form 8-K

On October 13, 1999, the Registrant filed a report on Form 8-K relating to the resignation of L. Gregory Ballard, its Chief Executive Officer and President.

3DFX INTERACTIVE, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 1999

3DFX INTERACTIVE, INC.

(Registrant)

By:	/s/ ALEX LEUPP

Alex Leupp
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID ZACARIAS

David Zacarias
Vice President, Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

FINANCIAL STATEMENTS SCHEDULE
3DFX INTERACTIVE, INC.

Valuation and Qualifying Accounts
For the nine months ended October 31, 1999 and September 30, 1998
(in thousands)

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
                                       Charged to  Charged
                             Beginning Costs and   to Other              Ending
                              Balance   Expenses   Accounts  Deductions  Balance
---------------------------- --------- ---------- ---------- ---------- ---------
Allowance for Doubtful
Accounts:
  For the nine months
   ended October 31, 1999...   $3,666     $2,653     $ 6,726    $2,815   $10,230

  For the nine months
   ended September 30, 1998.     $308     $1,836     $ --         $275    $1,869

Inventory Reserve:
  For the nine months
   ended October 31, 1999...   $7,828     $  --      $ 16,230   $4,825   $19,233

  For the nine months
   ended September 30, 1998.     $661    $10,567     $ --       $1,047   $10,181

INDEX TO EXHIBITS

EXHIBITS

     27.1 Financial Data Schedule