Form 10-K
period 2000-01-31
3DFX INTERACTIVE INC
filed 2000-05-01
CIK 1010026

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   Form 10-K

   [X]          Annual report pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act
                 of 1934 for the fiscal year ended January 31, 2000
                                         or
   [ ]        Transition report pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act
                of 1934 for the transition period from           to
                                              .
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 27, 2000 of $13.44 per share, as reported on the Nasdaq National Market, was approximately $291,159,080. Shares of common stock held by each officer and director and by each person known to 3dfx Interactive, Inc. who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 25, 2000, the registrant had outstanding 25,141,083 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     Unless the context otherwise requires, the term "3dfx" when used in this Form 10-K ("Report") and in the Annual Report to the Stockholders refers to 3dfx Interactive, Inc., a California corporation, and its consolidated subsidiaries and predecessors. This Report and the Annual Report to Stockholders contain some forward-looking statements within the meaning of the federal securities laws. When used therein, the words "expects," "plans," "believes," "anticipating," "estimates," and similar expressions are intended to identify forward-looking statements. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" below.

                                     PART I

ITEM 1.  BUSINESS

     3dfx Interactive, Inc. develops high performance, cost-effective graphics chips, graphics boards, software and related technology that enables a highly immersive, interactive and realistic 3D experience across multiple hardware platforms. 3dfx develops products with 2D and 3D functionality that optimize both entertainment and general PC graphics applications and that are well suited to both the retail/distributor and PC-OEM add-in graphics board markets. 3dfx's graphic chips and graphics boards are comprised of hardware and embedded software designed around a common architecture.

     3dfx's technology is optimized to alleviate the traditional consumer trade-off between visual quality and gaming performance by providing a 3D solution with both high fill rates and high frame rates. To promote the rapid adoption of its products, 3dfx's architecture supports all industry standard 3D application programming interfaces, or APIs, including Microsoft Corporation's ("Microsoft") Direct3D ("D3D") and Silicon Graphics, Inc.'s ("SGI") OpenGL. Additionally, 3dfx has developed Glide, a low-level 3D API, which facilitates the virtually seamless portability of software content across multiple entertainment platforms utilizing 3dfx's 3D and 3D/2D graphics chips. This enhanced portability allows the content developer to leverage the significant development and marketing expenses associated with a given software title. Recently, 3dfx released Glide into the Open Source community for further evolution of the API.

     3dfx's current products, the Voodoo2 and Voodoo3 product families, as well as its recently announced VSA 100 product family, are all designed around a common architecture that can function as the 3D graphics engine for both PCs and coin-operated ("coin-op") arcade systems. The Voodoo3 product family, which began shipping in the first quarter of fiscal year 2000, is a high performance, fully featured single chip, 3D/2D graphics chip for the PC. The recently announced Voodoo 4 and Voodoo 5 products are based on the VSA-100 3D accelerator, and provide the PC industry's first implementation of high quality hardware anti-aliasing, which substantially improves the image quality of 3D rendering. Current customers include Ingram MicroD, Inc. ("Ingram MicroD"), Dell Computer Corporation ("Dell"), Gateway, Inc. ("Gateway"), D&H Distributing, Best Buy Co., Inc. ("Best Buy") and Compaq Computer Corporation ("Compaq"). 3dfx's graphics chips are primarily manufactured, tested, packaged, and distributed by third parties, while its graphics boards are primarily manufactured, tested, packaged and distributed by 3dfx's ISO 9002 certified graphics board production facility in Juarez, Mexico.

STB MERGER

     In May 1999, 3dfx completed its merger with STB Systems, Inc. ("STB"). Upon consummation of the merger, each outstanding share of STB common stock was automatically converted into 0.65 shares of 3dfx Common Stock. An aggregate of 8,266,754 shares of 3dfx Common Stock were issued in connection with the merger. This amount represented approximately 34.3% of the total number of shares of 3dfx Common Stock outstanding after giving effect to such issuance (excluding shares issuable upon the exercise of options or warrants).

     Following the consummation of the 3dfx/STB merger, certain operating functions of each company were combined to achieve operating efficiency. For example, the various engineering functions were merged wherein the graphics chip design and the graphics board design could be performed as a coordinated process. The sales and marketing operations were unified to address customer needs, particularly in the retail/distribution channel. Various other operating functions such as operations and various administrative functions have been integrated in the combined companies.

     The purpose of the 3dfx/STB merger was to allow 3dfx an avenue to deliver the 3dfx graphics chip directly to the retail/distributor market on a graphics board designed and built by 3dfx rather than on graphics cards designed by various third party companies. The merger has successfully allowed this objective to be achieved. Beginning with the launch of the Voodoo3, the 3dfx brand name has been successfully placed on retail shelves with one of the most successful product launches in the history of what was previously STB. Customers have welcomed the merger with support of the Voodoo3 product family, as well as the upcoming Voodoo4 and Voodoo5 based upon prelaunch product orders received to date.

PROPOSED GIGAPIXEL MERGER

     General. On March 27, 2000, 3dfx entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with GigaPixel Corporation, a Delaware corporation ("GigaPixel"). The Merger Agreement provides for the merger of a newly formed, wholly owned subsidiary of 3dfx with and into GigaPixel (the "Merger"). GigaPixel will be the surviving corporation of the Merger and will become a wholly owned subsidiary of 3dfx. The Merger will be accounted for under purchase accounting. In the event that the Merger is consummated, the combination of 3dfx's and GigaPixel's operations will result in some significant changes in 3dfx's business.

     About GigaPixel. GigaPixel designs and develops advanced 3D graphics technology to enable video devices to display images with a realistic 3D appearance. GigaPixel is engaged primarily in the design of high performance, scalable, low cost 3D cores, which constitute the "blueprint" for use in the manufacture of graphics chips. GigaPixel has fabricated a prototype chip incorporating its technology that has proved its architecture. It has licensing agreements with two customers under which it has received up-front development fees to license 3D cores to the customers for use in their graphic chip products and will receive royalties on any chips incorporating its technology that are shipped by the customers. To date, no products made with GigaPixel's 3D cores have been shipped and there is no assurance that the two customers with whom GigaPixel has licensing agreements will ship any such products. Graphics chips made with GigaPixel's 3D cores would be used in a wide variety of devices featuring high-quality video graphics display, such as desktop PCs, laptops, video game consoles and television set-top boxes. GigaPixel intends to license current and future generations of graphics technology to leading manufacturers and developers of computer graphics hardware and graphics boards for PCs.

     Effective Time of the Merger. The Merger will become effective upon the filing of the executed Certificate of Merger with the Secretary of State of Delaware (the "Effective Time"). The Merger Agreement provides that the parties thereto will cause the Certificate of Merger to be filed as soon as practicable after the occurrence of the following events:

     - The 3dfx shareholders have approved the Merger, the Merger Agreement and issuance of 3dfx common stock pursuant to the Merger Agreement;

     - The GigaPixel shareholders have approved and adopted the Merger Agreement and approved the Merger; and

     - The parties have obtained all required regulatory approvals, taken all required actions and satisfied or waived all other conditions to the consummation of the Merger.

     These conditions precedent to the Merger may not be satisfied. Moreover, either 3dfx or GigaPixel may terminate the Merger Agreement under various conditions specified in the Merger Agreement. Therefore, there can be no assurance as to whether or when the Merger will become effective.

     Conversion of Securities. Upon the closing of the Merger, and based upon the share exchange formula set forth in the Merger Agreement and the number of outstanding GigaPixel securities at March 27, 2000, the holders of outstanding shares of GigaPixel common and preferred stock will be entitled to receive, on a pro rata basis, an aggregate of approximately 15.7 million shares of 3dfx common stock, to constitute approximately 38% of the outstanding 3dfx common stock after the Merger (or approximately 0.77 share of 3dfx common stock for each outstanding share of GigaPixel common stock or preferred stock held by GigaPixel shareholders, the "Exchange Ratio"). The foregoing Exchange Ratio will change proportionately (i) in the event that the number of outstanding securities of GigaPixel changes, (ii) to the extent that GigaPixel does not have the required cash balance described in the Merger Agreement at the closing or (iii) GigaPixel incurs merger expenses in excess of $2.5 million. No fractional shares of 3dfx common stock will be issued in the Merger. The Exchange Ratio will not increase or decrease due to fluctuations in the market price of 3dfx common stock.

     Each outstanding option to acquire shares of GigaPixel common stock granted under GigaPixel's 1997 Employee Incentive Plan shall be assumed by 3dfx in the Merger. As a result of the Merger, each GigaPixel stock option shall be treated as an option to acquire shares of 3dfx common stock upon the same terms and conditions, except that the number of shares shall be adjusted in a manner determined by multiplying the number of shares presently subject to the GigaPixel options by the Exchange Ratio and by dividing the exercise price for such shares of GigaPixel common stock by the Exchange Ratio to determine the new exercise price. GigaPixel's single outstanding warrant will be converted into approximately 160,000 shares of 3dfx common stock.

     Other Agreements Executed With the Merger Agreement. In connection with the execution of the Merger Agreement, all executive officers and directors and certain shareholders of GigaPixel, who beneficially owned in excess of a majority of the outstanding shares of GigaPixel common stock and in excess of a majority of the outstanding shares of GigaPixel preferred stock as of January 31, 2000, have agreed with 3dfx that they will vote their shares of GigaPixel common stock in favor of approval of the Merger Agreement, the Merger and any matter that could reasonably be expected to facilitate the Merger. Also, all 3dfx executive officers and directors, and certain of their affiliates, who beneficially owned approximately 2.5% of the outstanding shares of 3dfx common stock (excluding shares subject to options) as of January 31, 2000, have agreed with GigaPixel that they will vote their shares of 3dfx common stock in favor of the Merger Agreement, the Merger, the issuance of 3dfx common stock pursuant to the Merger and any matter that could reasonably be expected to facilitate the Merger. 3dfx and GigaPixel have also entered into a joint development agreement providing for collaborative research and development efforts pending completion of the merger.

INDUSTRY BACKGROUND

     The goal of interactive electronic entertainment is to create a realistic and immersive environment in which users can actively participate. Interactive electronic entertainment began in the 1970s with Atari's introduction of Pong, a simplistic, 2D, black and white, coin-op arcade game resembling ping pong, and has evolved to encompass realistic and engaging 3D action games such as NHL 2000, LEGO Racers and Unreal Tournament.

     While interactive electronic entertainment started in the arcade, it was brought to the mass market through the advent of inexpensive, dedicated home game consoles that attached to televisions. Over the past 15 years, Nintendo Corporation ("Nintendo"), Sega Enterprises, Ltd. ("Sega"), Sony Corporation ("Sony") and other original equipment manufacturers ("OEMs") have introduced successive generations of these consoles that, combined with better quality games, have provided increasing realism and enhanced game play. In the last several years, the electronic entertainment experience has also successfully migrated to the PC platform. The overall entertainment experience on all of these platforms has been consistently improving as a result of the introduction of technologically advanced 3D hardware and software.

     The ultimate goal of the use of 3D for entertainment applications is to create an interactive experience with video quality comparable to that of motion pictures. Interactive electronic entertainment applications employing 3D graphics create plausible illusions of reality and thus provide more engaging presentations of complex action and scenery than traditional 2D graphics. 3dfx believes that, once consumers experience high quality 3D technology on any entertainment platform, they will demand it from all interactive entertainment experiences.

     Interactive electronic entertainment products today are generally played on three hardware platforms -- the PC, the coin-op arcade system and the home game console. Coin-op arcade games have traditionally offered the most compelling and immersive experience for game players and, as a result, 3D gaming was first introduced in this high-end market. However, coin-op arcade games are based on high cost, proprietary hardware and, consequently, the coin-op arcade market has remained a relatively small segment of the overall 3D market. Like coin-op arcade systems, home game console hardware is typically proprietary. However, the platform's generally attractive price, which is typically $300 or less, technological improvements and convenience have fueled its substantial consumer adoption.

     3D interactive electronic entertainment has traditionally enjoyed success on the coin-op arcade and home game console platforms, both of which are optimized for game play. Recent developments now also enable the PC to serve as a successful platform for interactive electronic entertainment. First, the emergence of more powerful graphics chips and dedicated graphics processors have provided the necessary computing power to handle the computationally intensive processing of 3D graphics at acceptable costs. Second, the PC industry has adopted wider data buses in the PC architecture that are capable of transmitting the vast streams of data needed for high quality 3D graphics. Third, cost reductions in memory and other components have allowed PC OEMs to offer lower cost, general purpose computing platforms that are ideal for 3D interactive electronic entertainment. Finally, the industry has developed and adopted industry standard 3D APIs, such as Microsoft's D3D and SGI's OpenGL, that serve as software bridges between applications and the 3D graphics processor.

THE 3D DILEMMA

     The implementation of 3D graphics is extremely complex and mathematically intensive and requires significant computing power. Consequently, despite the desirability of 3D graphics, high quality 3D is not fully incorporated into the majority of PCs. To date, attempts to bring high quality, affordable 3D solutions to the entertainment market have required consumers to accept a trade-off between visual realism, or fill rate, and gaming performance, or frame rate. Today, the interactive electronic entertainment industry demands a no-compromise 3D solution that will deliver both visual realism and performance at a cost-effective price. The solution must also drive content development by enabling developers to create a new generation of high quality 3D software that delivers a realistic and immersive entertainment experience.

THE 3dfx SOLUTION

     3dfx has developed hardware and software technology designed to deliver high quality 3D performance across multiple interactive electronic entertainment platforms in a cost-effective manner. 3dfx's technology is optimized to alleviate the traditional consumer trade-off between visual quality and gaming performance by providing a 3D solution with both high fill rates and high frame rates. 3dfx's technology enables a highly immersive, interactive 3D experience with compelling visual quality, realistic motion and complex character and scene interaction at real time frame rates. 3dfx's most recently announced products, the Voodoo4 and Voodoo5 family of products, offer the industry's first high quality hardware anti-aliasing solution, a technology which substantially improves the overall quality of the 3D rendering process.

     To promote the rapid adoption of its products, 3dfx's architecture supports most industry standard APIs, including Microsoft's D3D and SGI's OpenGL. 3dfx believes that game titles using any of these APIs in conjunction with its 3D/2D graphics chip products offer compelling performance when compared to performance achieved by competing hardware solutions. By focusing on ensuring that the future evolution of the industry standard APIs are in sync with future 3dfx products, consistency throughout the software development community is maintained.

STRATEGY

     3dfx's objective is to establish its products as the standard 3D/2D graphics chips and graphics boards in the interactive electronic entertainment market. Key elements of 3dfx's business strategy include:

     Pursue Branding Strategy. 3dfx continues to devote substantial marketing resources towards establishing 3dfx and Voodoo as a recognizable brands. Thus, 3dfx is continuing its efforts with both software developers and publishers in the PC market to promote these brands, to enhance the compatibility of software with 3dfx's products and to increase its presence in retail outlets featuring the 3dfx and Voodoo brands. In recent periods, 3dfx has also increased branding efforts designed to support and otherwise capitalize on the sales of 3dfx's products in the retail market. For example, 3dfx has partnered with several high profile marketing and advertising agencies to execute an innovative global branding campaign that includes widespread print and media advertising as well as various internet-based marketing initiatives.

     Focus on Interactive Electronic Entertainment Market. The interactive electronic entertainment market is currently a multi-billion dollar industry that is growing rapidly. 3dfx believes that the compelling visual quality and high performance graphics enabled by graphics boards incorporating its 3D/2D graphics chips make its 3D solution ideal for use in today's market where users demand a high quality 3D experience. 3dfx's strategy is to develop and introduce products that deliver 3D performance levels that meet the demanding requirements of the major interactive electronic entertainment platforms in a cost-effective manner. Given the technical challenge of offering a high quality 3D solution, 3dfx believes that this market offers significant potential for continued innovation of cost-effective, high performance 3D/2D graphics chips and graphics boards.

     Promote Content Development. 3dfx believes that the availability of a sufficient number of high quality, commercially successful software game titles and applications drives hardware sales. Therefore, to become the standard in the 3D interactive electronic entertainment arena, 3dfx is collaborating with content developers to create software entertainment titles designed to work with 3dfx's hardware. Currently, over 700 software entertainment titles are commercially available. 3dfx attracts content developers by providing them with the opportunity to differentiate their software products through high quality 3D graphics that feature rich special effects and real time frame rates. With a solution that enables game content to be easily ported across the major interactive entertainment platforms, 3dfx offers its software partners easy access to multiple outlets for their products. To encourage developers and publishers to develop content based on 3dfx's technology, 3dfx has devoted significant resources to its developer relations program, which currently includes over 1,000 content developers, game publishers and ISVs.

     Extend Technical Leadership. 3dfx offers leading performance 3D and integrated 2D/3D graphics chips and graphics boards primarily targeted toward the upper end of the interactive electronic entertainment market. 3dfx intends to continue to seek ways in which it can adapt the technology it has developed for the upper end of the 3D interactive electronic entertainment market to more mainstream applications in the volume market. For example, the technology and existing business relationships that will be acquired by 3dfx as part of the proposed GigaPixel merger will enable 3dfx to provide 3D cores and intellectual property to participants in the 3D capable consumer devices market. 3dfx believes this strategy will create an effective barrier to entry to some potential competitors.

     Leverage Success in Retail Distribution Channel into OEM Channel. 3dfx's efforts to date have largely been focused on the add-in graphics board market. With the introduction of Voodoo Banshee and the Voodoo3 product families and now the VSA-100 3D graphics chip-based Voodoo4 and Voodoo5 product family, each of which provide integrated 2D/3D solutions, 3dfx has extended its focus to include the more mainstream PC OEM market. The recently announced VSA-100 3D graphics chip design is also focused on this same PC OEM market. 3dfx believes that its success in branding both 3dfx and its Voodoo technology at the consumer level through its efforts in the retail channel, as well as its success in working with the software content community, provide an incentive for PC OEMs to design 3dfx products into their future product lines. 3dfx believes that its brand equity will provide PC OEMs with a differentiating feature that consumers will recognize.

     Leverage Core Technology to Address New Market Opportunities. 3dfx is investigating opportunities to apply its 3D technology to other product applications, such as set-top boxes, mobile computers, personal data assistants ("PDAs"), Internet/intranet exploration, including virtual reality mark-up language ("VRML") browsers, 3D graphical user interface ("GUI"), visual simulation, education and training applications and other 3D visualization applications. For example, upon completion of its proposed merger with Gigapixel, 3dfx will acquire 3D core technology that dramatically reduces the memory bandwith and high gate count designs traditionally required for 3D acceleration, thereby enabling high quality 3D display capabilities in low power, cost sensitive environments. This technology may also allow 3dfx to augment its existing business by implementing a 3D core licensing program targeted at the emerging market for consumer electronic devices that require advanced 3D acceleration.

PRODUCTS

     3dfx's product strategy is to offer an integrated 2D/3D graphics chip solution comprised of hardware and embedded software designed around a common architecture that will become the standard graphics engine or graphics board for the interactive electronic entertainment market. Voodoo Graphics, 3dfx's first product, began commercial shipment in September 1996. Voodoo Rush, 3dfx's second product commenced commercial shipment in April 1997. 3dfx has also developed Voodoo2, which was released in the first quarter of 1998, and Voodoo Banshee, a high performance, fully featured single chip 3D/2D graphics chip that was released commercially in the third quarter of 1998. The Voodoo3 product was announced in late 1998 and began commercial shipments in the second quarter of 1999. 3dfx has recently announced its newest family of products, the Voodoo4 and Voodoo5, both of which utilize the VSA-100 3D graphics chip. Production of VSA-100 3D graphics chip based products is scheduled to commence in the beginning of 3dfx's second quarter of fiscal 2001.

     Voodoo3. The Voodoo3 product family, introduced in November 1998, is a generation of integrated single chip, 3D/2D graphics chips and graphics boards targeted for the PC market. Voodoo3's target customer base is both the retail and broader PC-OEM markets. The first Voodoo3 products began commercial shipment in the second quarter of 1999 and are compatible with applications for earlier Voodoo family products. Voodoo3 has enjoyed success particularly in the retail market, spending a substantial amount of time as the number one selling retail graphics board in the United States.

     Voodoo4. The Voodoo4 family of products consists of single chip solutions based on the VSA-100 3D graphics chip, 3dfx's new generation integrated 2D/3D graphics chip. New features in the VSA-100 3D graphics chip include 32-bit color rendering, stencil support, compressed texture support, substantially higher rendering performance, and AGP 4x and 64 Mbytes of memory support. Voodoo4 graphics boards are scheduled to enter production in 3dfx's second fiscal quarter.

     Voodoo5. The Voodoo5 family of products consists of multi-chip implementations utilizing the VSA-100 3D graphics chip. Use of multiple VSA-100 3D graphics chips on a single graphics board allows for substantial performance and visual quality enhancements. The Voodoo5 family of products is the industry's first design to support high quality hardware anti-aliasing, a technology which substantially improves the overall image quality of 3D rendering. The Voodoo5 anti-aliasing technology smooths the triangle "jagged edges" and addresses the "pixel popping" problems prevalent in existing 3D graphics chips. Additionally, the Voodoo5 products support 3dfx's proprietary T-Buffer(TM) technology, which allows cinematic effects such as motion blur, depth of field, and soft reflectance to be accelerated. The Voodoo5 5500 product includes two VSA-100 3D graphics chips, while the Voodoo5 6000 includes four VSA-100 3D graphics chips, which results in high performance and rendering quality.

                                 3DFX PRODUCTS

-----------------------------------------------------------------------------------------------------
                                  COMMERCIAL
  PRODUCT                        AVAILABILITY     TARGET MARKET               KEY FEATURES
-----------------------------------------------------------------------------------------------------
  Voodoo2                       March 1998            PCs          Add-on 3D solution; systems
                                                                   scalability; consistent sustained
                                                                   performance will all features
                                                                   enabled; fully-featured triangle
                                                                   rate of up to 3.0M/sec; texture
                                                                   streaming; on-chip triangle set
                                                                   up; fully-featured architecture
-----------------------------------------------------------------------------------------------------
  Voodoo Banshee                September 1998        PCs          Single chip 3D/2D solution; large
                                                                   feature set; fully integrated
                                                                   architecture; high sustained fill
                                                                   rate and triangle rate with all
                                                                   features enabled; compatible 3D
                                                                   architecture with Voodoo Graphics
-----------------------------------------------------------------------------------------------------
  Voodoo3                       April 1999            PCs          Single chip 3D/2D solution; large
                                                                   and enhanced feature set; fully
                                                                   integrated architecture; AGP2X;
                                                                   high sustained fill rate and
                                                                   triangle rate with all features
                                                                   enabled; compatible 3D
                                                                   architecture with Voodoo Graphics,
                                                                   Voodoo2, and Voodoo Banshee
-----------------------------------------------------------------------------------------------------
  Voodoo4                       May 2000              PCs          Based on a single chip
                                                                   implementation of the VSA-100 3D
                                                                   graphics chip. The VSA-100 3D
                                                                   graphics chip is an integrated
                                                                   2D/3D solution offering 32-bit
                                                                   color rendering, 2k x 2k texture
                                                                   map sizes, stencil buffers,
                                                                   texture compression and
                                                                   substantially higher fill rates.
                                                                   The Voodoo4 is backwards
                                                                   compatible with Voodoo, Graphics,
                                                                   Voodoo2, Voodoo Banshee and
                                                                   Voodoo3.
-----------------------------------------------------------------------------------------------------
  Voodoo5                       May 2000              PCs          Based on a multi-chip
                                                                   implementation of the VSA-100 3D
                                                                   graphics chip. Includes all the
                                                                   features of the Voodoo4, but also
                                                                   includes support for hardware
                                                                   full-scene anti-aliasing and the
                                                                   T-Buffer digital cinematic effects
                                                                   engine. Hardware anti-aliasing
                                                                   substantially improves overall 3D
                                                                   rendering quality, while the
                                                                   T-Buffer engine allows
                                                                   acceleration of cinematic effects
                                                                   such as motion blur, depth of
                                                                   field and soft reflectance.

CUSTOMERS

     3dfx markets its products primarily to PC retailers and distributors, PC systems integrators and PC OEMs. 3dfx works closely with software developers during the design process of entertainment platforms and the development phase of software titles and applications. 3dfx believes that this close technical collaboration facilitates the integration of 3dfx's products into the market. There can be no assurance, however, that this collaboration will ultimately result in customer orders or that 3dfx will retain such customers through the ongoing and recurring design-in process.

     For the fiscal year ended January 31, 2000, 3dfx's largest customer, Ingram MicroD, accounted for approximately 13.0% of its net revenues, while 3dfx's 6 largest customers collectively accounted for approximately 40.5% of its net revenues.

SALES AND MARKETING

     3dfx sells its products primarily to PC retailers and distributors, PC systems integrators and PC OEMs throughout the world. In the United States and Canada, 3dfx sells its products to its customers primarily through its internal sales force. Outside the United States and Canada, primarily in the Far East and Europe, 3dfx sells its products to its customers through internal sales personnel and independent sales representatives.

     To meet customer requirements and achieve design wins, 3dfx's sales and marketing personnel work closely with leading industry software and hardware developers to define product features, performance, price and market timing of new products. 3dfx provides customers with early access to technical design information and specifications, documentation, in-house engineering support, first chip product samples and product development plans. This effort is coordinated by 3dfx's product marketing organization and is supported by in-house applications engineers. 3dfx believes that these efforts contribute to 3dfx's understanding of customer needs and assist 3dfx in developing products that meet customer requirements.

     To encourage software title developers and publishers to develop games optimized for platforms utilizing 3dfx's products, 3dfx seeks to establish and maintain strong relationships in the software development community. 3dfx has branded a marketing effort named the "Buddy Program" that employs 3dfx's expertise in software development to assist developers through an on-site assistance program, sample source code and electronic communication. As part of the Buddy Program, 3dfx has assigned a software engineer to each strategic developer to assist with product development. Generally 3dfx's assigned software engineer interacts with the developer both remotely and through on-site visits and, by working closely with the development team, attempts to ensure that the developer fully exploits the 3D graphics capabilities of 3dfx's products. Another key element of 3dfx's sales and marketing strategy has been the development of manufacturing qualified reference design kits for 3dfx's 3D/2D graphics chips and graphics boards. 3dfx uses the reference design kits to seed important developers before the commercial introduction of 3dfx's products to ensure early software availability and, after commercial introduction, to encourage on-going support of 3dfx's products. 3dfx believes that its close relationships with and attention to content developers encourages the development of software for 3dfx's hardware, provides 3dfx with information regarding the needs and concerns of the development community and enables 3dfx to continually assess opportunities for future software projects.

     As of January 31, 2000 there were more than 700 game titles for the PC and more than 20 arcade titles utilizing 3dfx's products that were commercially available. The PC game titles utilize different APIs, including Glide, D3D and OpenGL, or some combination thereof. The following table is a representative list of game titles for use with platforms utilizing 3dfx's products that were commercially available as of January 31, 2000:

              TITLE                     PUBLISHER            DEVELOPER              API            PLATFORM            API
----------------------------------  ------------------  -------------------  -----------------  --------------  -----------------

High Heat Baseball 2000...........  3DO                 3DO                  D3D                      PC        D3D

Everquest.........................  989 Studios         Verrant Interactive  D3D/Glide                PC        D3D/Glide

Quake III Arena...................  Activision          Id Software          Open GL                  PC        Open GL

Battlezone II.....................  Activision          Pandemic Studios     D3D                      PC        D3D

Tarzan............................  Disney Interactive  Disney Interactive   D3D                      PC        D3D

Tomb Raider: The Last
 Revelation.......................  Eidos               Core Design          D3D                      PC        D3D

NFL Madden 2000...................  Electronic Arts     Electronic Arts      D3D/Glide                PC        D3D/Glide

Need for Speed: High Stakes.......  Electronic Arts     Electronic Arts      D3D/Glide                PC        D3D/Glide

Alien vs. Predator................  Fox Interactive     Rebellion            D3D                      PC        D3D

Darkstone.........................  Gathering of        Delphine             D3D                      PC        D3D
                                     Developers

Unreal Tournament.................  GT Interactive      Epic Games           D3D/Glide/Open GL        PC        D3D/Glide/Open GL

Total Annihilation: Kingdoms......  GT Interactive      Cavedog              D3D                      PC        D3D

Falcon 4.0........................  Hasbro Interactive  Microprose           D3D/Glide                PC        D3D/Glide

Descent 3.........................  Interplay           Outrage              D3D/Glide                PC        D3D/Glide

Lego Racers.......................  Lego Media          High Voltage         D3D/Glide                PC        D3D/Glide
                                                         Software

Star Wars Episode I: Phantom
 Menace...........................  Lucas Arts          Lucas Arts           D3D                      PC        D3D

Prince of Persia 3D...............  Mattel Interactive  Red Orb              D3D/Glide                PC        D3D/Glide
                                                         Entertainment

Asheron's Call....................  Microsoft           Turbine              D3D                      PC        D3D
                                                         Entertainment

Homeworld.........................  Sierra              Relic Entertainment  D3d/Open GL              PC        D3d/Open GL

Hidden and Dangerous..............  Talonsoft           Illusion Softworks   D3D                      PC        D3D

NBA Showtime on NBC...............  Midway              Midway               Glide              Coin-op Arcade  Glide

Hydro Thunder.....................  Midway              Midway               Glide              Coin-op Arcade  Glide

Blitz 2000 Gold...................  Midway              Midway               Glide              Coin-op Arcade  Glide

Savage Quest......................  Interactive Light   Angel Studios        Glide              Coin-op Arcade  Glide

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

     3dfx continues to devote substantial marketing resources towards establishing 3dfx and Voodoo as a recognizable brands. 3dfx has been working with both software developers and publishers in the PC market to prominently display the 3dfx logo on their software product boxes in order to indicate that the software is compatible with 3dfx's products. To further identify 3dfx in the marketplace, several software products display a spinning version of the 3dfx logo on the screen while loading. 3dfx believes that this strategy creates brand awareness. 3dfx further believes that consumer awareness of its products will speed adoption of 3dfx's architecture in the mass market, lead to increasing availability of 3dfx enabled software content and help establish 3dfx as the standard 3D solution for the interactive electronic entertainment market.

     3dfx's marketing activities also consist of participation in industry tradeshows, marketing communications and market development activities designed to generate awareness of 3dfx and its products. Such activities include ongoing contact with industry press and analysts and selective advertising in entertainment and game industry publications. In March 1998, Dimension Publishing introduced a quarterly magazine dedicated exclusively to 3dfx products. This magazine includes software title and hardware release schedules, product reviews, gaming tips and other information that enhance the return on the consumer's investment in 3dfx-based products. 3dfx believes that this magazine helps build 3dfx's brand image while concurrently increasing awareness in the marketplace about 3dfx's products. 3dfx is also active in the promotion of its products through 3D graphics news groups on the Internet. 3dfx intends to continue to promote the 3dfx and Voodoo brands and trademarks to create a recognizable industry standard for high quality 3D entertainment.

     3dfx also provides financial incentives for commercial customers to include the 3dfx brand name in advertisements and various promotional activities of the customer. As an incentive, 3dfx may reimburse a commercial customer for a portion of such advertisements calculated as a percentage of recent product purchases, referred to in the industry as "cooperative advertising" or other isolated events with market development funds or "MDF".

     3dfx generally allows returns in the form of stock rotations only of products sold to commercial customers, such as distributors and retailers. 3dfx's current stock rotation policies typically permit a commercial customer to return a portion of the products purchased from 3dfx within specified time periods, if that customer concurrently places an order with 3dfx for additional products of equal or greater value. 3dfx usually resells returned products. In addition, 3dfx typically provides price protection to commercial customers in the form of credits for price reductions on products remaining in customer inventories at the time the price reduction is implemented. 3dfx believes in providing adequate reserves for these related contingencies.

TECHNOLOGY

  3D Technology

     The technology necessary to create interactive, realistic and visually engaging 3D at high frame rates is extremely compute intensive, complex and technically challenging. Today, 3D graphics companies face the challenge of designing affordable products that offer realistic 3D graphics with full screen resolution in real time for the mainstream PC market. The substantial complexity and technical demands of achieving this level of 3D graphic performance requires compute and pixel processing power and memory bandwidths well beyond what is available in typical general purpose central processing units ("CPUs"), such as those made by Intel Corporation ("Intel"). Specialized 3D graphics processors address this limitation by implementing all or part of what is referred to as the "3D Pipeline" by providing dedicated 3D graphics processing capability.

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

  3dfx Architecture and Technology

     The primary goal of all of 3dfx's products is to provide workstation-quality 3D performance at affordable price points. Furthermore, the scaleable nature of the 3dfx solution is applicable across different markets and different price targets without re-engineering the core logic.

     In a 3dfx Voodoo product, the pixelfx chip is responsible for managing the frame buffer, while the texelfx chip accesses dedicated texture memory. The pixelfx chip performs triangle setup, Gouraud shading, texture, fogging, alpha-blending and Z-buffering. The pixelfx chip is also responsible for sending information to a low-cost external digital to analog converter ("DAC") for display on a computer monitor or television set. The texelfx chip is responsible for triangle setup of the texture coordinates, texture address calculations, perspective-correction of the texture coordinates, MIP Mapping calculations to properly select the appropriate texture map and texture lookup. Subsequent to texture lookup, the texelfx chip formats the incoming texture and decompresses the texture element if the texture map is stored in a proprietary compressed format and performs bilinear blending. Finally, the processed texel is sent to the pixelfx chip for final storage into the frame buffer.

     The performance benefits of having separate, dedicated frame buffer memory distinct from texture memory is dramatic. While traditional consumer-oriented 3D and 3D/2D graphics chips have utilized a common pool of memory for both frame buffer and texture storage, the 3dfx solution allows for Z-buffering and alpha-blending operations, performed in the frame buffer memory, to operate independently from texture map lookup, performed in the dedicated texture memory. The result is an architecture which maintains full performance when all of the advanced 3D rendering features are enabled.

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

     To further reduce the solution cost of its products and to specifically address PC motherboard designs, 3dfx has developed Voodoo Banshee and Voodoo3, as well as the recently announced VSA-100 3D graphics chip based product families, which are designed to be high performance, fully-featured single chip, 3D/2D graphics chips for the PC and coin-op arcade markets. In addition, 3dfx offers Glide, its proprietary API, as a development tool to enable the optimal performance and easy, low cost cross platform portability of software content developed for 3dfx's 3D and 3D/2D graphics chips products.

     Research and development expenses were $12.4 million, $34.0 million and $66.1 million in fiscal 1997, 1998 and 2000, respectively.

MANUFACTURING

     3dfx has adopted a "fabless" manufacturing strategy for its graphics chips whereby 3dfx employs world class suppliers for all phases of the manufacturing process, including, manufacturing, assembly, testing and packaging. This strategy leverages the expertise of its industry leading, ISO certified suppliers in such areas as fabrication, packaging, quality control and assurance, reliability and testing and allows 3dfx to avoid the significant costs and risks associated with owning and operating such operations. Third party suppliers manufacture 3dfx's graphics chips. These suppliers are responsible for procurement of raw materials used in the production of these products. 3dfx believes that raw materials required are readily available.

     Wafers for 3dfx's Voodoo family of products are currently fabricated for 3dfx by Taiwan Semiconductor Manufacturing Corporation ("TSMC"), which is the largest independent foundry in the world. TSMC currently produces the semiconductor die for 3dfx using standard 0.25 micron, Application Specific Integrated Circuit ("ASIC") Complimentary-symmetry Metal-Oxide Semiconductor ("CMOS") process technology. After the wafer production process is completed, the semiconductor die is shipped to Advanced Semiconductor Engineering Group ("ASE"), Caesar Technology, Inc. ("Caesar") and Siliconware. ASE, Caesar and Siliconware then package the semiconductor die. Additionally, ASE tests the semiconductor die, tests the finished product and ships the finished semiconductor to 3dfx. 3dfx receives its semiconductor products from its subcontractors and performs incoming quality assurance on them at its facilities. All of 3dfx's suppliers have their manufacturing operations located in Taiwan, R.O.C.

     The fabrication of semiconductors is a complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. Once production yield for a particular product stabilizes, 3dfx pays an agreed price for wafers meeting some acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, 3dfx must pay an agreed price for wafers regardless of yield. Accordingly, in this circumstance, 3dfx bears the risk of final yield of good die. Poor yields would materially adversely affect 3dfx's revenues, gross margin and results of operations. As 3dfx's relationships with TSMC and any additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting 3dfx's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of 3dfx's potentially limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in 3dfx's per unit costs and force 3dfx to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross profit.

     All of 3dfx's semiconductor commerce is performed through purchase orders without additional or supplementary agreements. As a result, there can be no assurance that 3dfx will be able to secure sufficient manufacturing capacity to meet product demand in the future, which could have a material adverse effect on 3dfx's business. 3dfx believes that it has developed strong relationships with its suppliers, and it has experienced no material manufacturing concerns to date. Although 3dfx is confident in its suppliers' abilities to fulfill product requirements, other semiconductor fabrication foundries are available if 3dfx were to elect to diversify its supplier manufacturing base.

     Since the completion of its merger with STB, 3dfx has also been engaged in the production of its own graphics boards. Substantially all of 3dfx's graphics boards are manufactured at its ISO 9002 certified board manufacturing facility in Juarez, Mexico, which utilizes high-volume automated SMT equipment capable of manufacturing double-sided products. The current manufacturing capacity of 3dfx's Mexican manufacturing facility approximates 500,000 graphics board per month, depending on product mix and complexity. In the event production capacities in its Mexican facility may not be sufficient to meet demand, 3dfx has begun using a subcontractor in mainland China to supplement its current in-house capacity.

     In the event of production difficulties, shortages or delays experienced by 3dfx or any one of its suppliers, 3dfx's business, financial condition, or results of operation may be adversely impacted. Furthermore, although quality assurance measures have been taken, there can be no guarantee against defects affecting the quality, performance or reliability of 3dfx's products. Any such defects could require costly product recalls or cessation of shipments, adversely affecting 3dfx's business, financial condition and results of operations, and resulting in a decline of revenues, increased costs (associated with return, repair, replacement and shrinkage associated with such defects), cancellations or reschedulings of customer orders and shipments.

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

     -  Access to customers and distribution channels

     -  Price

     -  Product support

     -  Ability to bring new products to the market in a timely way

     -  Brand Awareness

     Many of 3dfx's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than 3dfx. These competitors may also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than 3dfx. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, some of 3dfx's principal competitors offer a single vendor solution, because they maintain their own semiconductor foundries and may therefore benefit from some capacity, cost and technical advantages.

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

     3dfx competes primarily against companies that offer a board or chip solution to the 3D/2D PC graphics market. These companies typically have operated in the PC 2D graphics market and now offer 3D capability as an enhancement to their 2D solutions. These competitors include ATI Technologies, Inc., S3 Incorporated, Creative Technology Ltd. and nVidia Corporation. 3dfx also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market, including 3Dlabs, Inc., Integraph Corporation and SGI. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. Intel also competes in the 3D graphics market by offering an integrated core logic/3D/2D solution aimed at the mainstream PC market. These companies may enter the interactive electronics entertainment market, and, if they do, then 3dfx may not be able to compete successfully against them.

     3dfx now also competes with graphics board manufacturers, with suppliers who sell graphics chips directly to OEMs, with OEMs who internally produce graphics chips or integrate graphics chips on the main computer processing board of their personal computers, commonly known as the motherboard, and with the makers of other personal computer components and software that are increasingly providing graphics processing capabilities.

PATENTS AND PROPRIETARY RIGHTS

     3dfx relies primarily on a combination of patent, mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. 3dfx has eight patent applications pending in the United States Patent and Trademark Office ("PTO") and seven foreign patent applications pending. In addition, seven United States patents and three foreign patents have been issued to 3dfx. There can be no assurance that 3dfx's pending patent application or any future applications will be approved, that any issued patents will provide 3dfx with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on 3dfx's ability to do business. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to 3dfx's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that 3dfx can meaningfully protect its intellectual property. A failure by 3dfx to meaningfully protect its intellectual property could have a material adverse effect on 3dfx's business, financial condition and results of operations.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. There is currently no pending intellectual property litigation against 3dfx. However, 3dfx may from time to time receive notice of claims that 3dfx has infringed patents or other intellectual property rights owned by others. 3dfx may seek licenses under such patents or other intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered licenses will be acceptable to 3dfx. The failure to obtain a license from a third party for technology used by 3dfx could cause 3dfx to incur substantial liabilities and to suspend the manufacture of products. Furthermore, 3dfx may initiate claims or litigation against third parties for infringement of 3dfx's proprietary rights or to establish the validity of 3dfx's proprietary rights. Litigation by or against 3dfx could result in significant expense to 3dfx and divert the efforts of 3dfx's technical and management personnel, whether or not such litigation results in a favorable determination for 3dfx. In the event of an adverse result in any such litigation, 3dfx could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of some processes or obtain licenses for the infringing technology. There can be no assurance that 3dfx would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by 3dfx of substantial time and other resources. Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, there can be no assurance that, in the event that any third party makes a successful claim against 3dfx or its customers, a cross-licensing arrangement could be reached. If a license is not made available to 3dfx on commercially reasonable terms, then 3dfx's business, financial condition and results of operations could be materially adversely affected.

     There can be no assurance that infringement claims by third parties or claims for indemnification by other customers or end users of 3dfx's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect 3dfx's business, financial condition and results of operations. Any limitations on 3dfx's ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by 3dfx to develop or license a substitute technology on commercially reasonable terms, could have a material adverse effect on 3dfx's business, financial condition and results of operations.

EMPLOYEES

     As of January 31, 2000, 3dfx had approximately 650 employees, approximately 265 of whom were engaged in engineering, and approximately 385 of whom were engaged in marketing, sales, operations and administrative positions. As of January 31, 2000, approximately 566 of 3dfx's employees were located in the United States, 80 employees were located in 3dfx's European offices, and four employees were employed by its Japanese subsidiary. In addition to these employees, approximately 1,200 employees were employed by its Mexican subsidiary and work in its Juarez, Mexico board manufacturing facility. No employee of 3dfx is covered by collective bargaining agreements, and 3dfx believes that its relationship with its employees is good.

     3dfx's ability to operate successfully depends in significant part upon the continued service of some key technical and managerial personnel, and its continuing ability to attract and retain additional highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that 3dfx can retain such personnel or that it can attract or retain other highly qualified technical and managerial personnel in the future, including key sales and marketing personnel. The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect upon 3dfx's business, financial condition and results of operations.

     3dfx's relationship with its employees at its Mexican manufacturing facility is regulated by the Mexican Federal Labor Law. The Mexican Federal Labor Law contains detailed provisions regarding minimum employment conditions and specifies rights that must be provided to all employees in Mexico. Other Mexican federal laws require employers to make contributions to the Mexican Social Security System and to establish and make specified contributions to individual retirement savings and housing accounts at a commercial bank for all employees. In addition, Mexican federal law requires the payment of substantial severance amounts relative to the employees' wages in the event of the termination of a Mexican employee. Although Mexican laws heavily regulate employment relationships, aggregate labor costs at 3dfx's Mexican facility are less than labor costs would be at a similar facility in the United States. There can be no assurance, however, that these laws will not be amended or supplemented in the future to increase the compensation required to be paid to Mexican employees or the costs of compliance with such laws. Any such change could have a material adverse effect on 3dfx's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     3dfx leases approximately 77,805 square feet for its headquarters in one building in San Jose, California pursuant to a lease the expires on April 30, 2007, with an option to extend the lease for an additional five-year term. In addition, 3dfx leases approximately 52,040 square feet in a building adjacent to its San Jose headquarters pursuant to a lease that expires in 2007, with an option to extend the lease for an additional three-year term. Additionally, 3dfx leases a 210,000 square foot facility in Richardson, Texas which is used in part for sales, engineering, accounting and technical support functions of 3dfx, such lease expires in November, 2003. Approximately 80,000 square feet of the Richardson facility is leased to third parties under long term leases. Under the terms of a lease agreement expiring in November, 2007, 3dfx leases a 136,800 square foot manufacturing facility in Juarez, Mexico. 3dfx also leases a 20,800 square foot space in El Paso, Texas used as a product return facility.

     3dfx also has engineering offices located in Bellevue, Washington (2,134 square feet expiring in August 2001), Austin, Texas (27,179 square feet expiring in August, 2004), Eugene, Oregon (2,675 square feet expiring in January 2002), Belfast, Northern Ireland (13,000 square feet expiring in April, 2006) and Fort Collins, Colorado (1,217 square feet expiring in November, 2000) and European offices located in London and Paris. 3dfx also maintains product inventories in various locations under warehouse arrangements in order to permit timely delivery of some products to nearby customers. 3dfx believes that its current facilities are well maintained and adequate for its current needs and will be adequate to meet its needs for the foreseeable future. 3dfx also believes that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     On September 21, 1998, 3dfx filed suit against nVidia in Northern California District Federal Court. The complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. Discovery in the case is presently under way.

     A securities class action lawsuit was filed October 9, 1998 in Dallas County, Texas against STB, which 3dfx acquired by merger in May, 1999. The suit was brought against STB and some of its officers and directors and the underwriters who participated in the STB secondary offering on March 20, 1998. The petition alleges that the registration statement for the secondary public offering contained false and misleading statements of material facts and omitted to state material facts. The petition asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 581-33A of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired STB common stock in the public offering. The petition seeks recission and/or unspecified damages. STB denies the allegations in the petition and intends to defend the lawsuit vigorously.

     On December 17, 1999, a similar securities class action lawsuit was also filed in the United States District Court for the Northern District of Texas, Dallas Division, against STB and three of its officers and directors. The action asserts claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. STB denies the allegations in the petition and intends to defend the lawsuit vigorously. On February 8, 2000 another similar securities class action lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against STB and three of its officers and directors. STB denies allegations in the action and intends to vigorously defend the lawsuit. These two actions have now been consolidated.

     3dfx is a party from time to time to some other legal proceedings arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from such claims will not have a material adverse effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     3dfx Interactive's common stock has been quoted on the Nasdaq National Market under the symbol "TDFX" since 3dfx's initial public offering on June 25, 1997. Prior to that time, there was no public market for 3dfx's common stock. The following table sets forth for the periods indicated the high and low sale prices per share for 3dfx's common stock as reported on the Nasdaq National Market. Effective as of February 1, 1999, 3dfx changed its fiscal year from a fiscal year beginning January 1 and ending December 31, to a fiscal year beginning February 1 and ending January 31.

                                                                 HIGH      LOW
                                                                ------    ------
FISCAL YEAR ENDED JANUARY 31, 2001
First quarter (through April 25, 2000)......................    $13.44    $ 8.13
FISCAL YEAR ENDED JANUARY 31, 2000
Fourth quarter..............................................     10.56      8.50
Third quarter...............................................     15.19      7.53
Second quarter..............................................     21.25     13.13
First quarter...............................................     21.88     10.81
ONE MONTH PERIOD ENDED JANUARY 31, 1999.....................     15.00     12.25
FISCAL YEAR ENDED DECEMBER 31, 1998
Fourth quarter..............................................     17.38      8.75
Third quarter...............................................     22.50      8.00
Second quarter..............................................     35.25     15.06
First quarter...............................................     29.94     20.75

     On April 25, 2000, the reported last sale price of 3dfx's common stock on the Nasdaq National Market was $10.50 per share. As of April 25, 2000, there were approximately 358 holders of record of 3dfx's common stock.

DIVIDEND POLICY

     3dfx has never declared or paid cash dividends on its capital stock. 3dfx currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment by 3dfx of any future dividends and the amount thereof will depend upon 3dfx's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the 3dfx board of directors. Further, at present, 3dfx's revolving credit facility generally prohibits 3dfx from paying cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere in this Report.

     Effective as of February 1, 1999, 3dfx changed its fiscal year from a fiscal year beginning January 1 and ending December 31, to a fiscal year beginning February 1 and ending January 31. References in this document to "fiscal 2000" means the year ended January 31, 2000, to "fiscal 1998" means the year ended December 31, 1998, and to "fiscal 1997" means the year ended December 31, 1997. The statement of operations data below reflects 3dfx's operations, including the following:

     - 3dfx's merger with STB Systems, Inc., which was consummated on May 13, 1999 and was treated as a purchase for financial reporting and accounting purposes. 3dfx's results of operations for the year ended January 31, 2000 reflect the impact of the STB merger. See Note 2 to Notes to Financial Statements for further discussion of the STB merger.

     - In July 1998, 3dfx reached a settlement with Sega in conjunction with a lawsuit which 3dfx filed against Sega in August 1997. Fiscal 1998 includes a one-time recognition of income based on the settlement.

     - Fiscal 1997 includes $1.8 million of development contract revenues recognized under the Technology License and Development Agreement with Sega Enterprises, Ltd. No amounts were recognized in any other period.

                                    YEAR
                                    ENDED      MONTH ENDED            YEAR ENDED DECEMBER 31,
                                 JANUARY 31,   JANUARY 31,   ------------------------------------------
                                    2000          1999         1998       1997       1996        1995
                                 -----------   -----------   --------   --------   ---------   --------
STATEMENT OF OPERATIONS DATA:
Revenues.......................   $360,523      $ 17,048     $202,601   $ 44,069   $   6,390   $     --
Cost of revenues...............    287,872        14,527      119,618     22,611       5,123         --
                                  --------      --------     --------   --------   ---------   --------
Gross profit...................     72,651         2,521       82,983     21,458       1,267         --
                                  --------      --------     --------   --------   ---------   --------
Operating expenses:
  Research and development.....     66,062         3,340       34,045     12,412       9,435      2,940
  Selling, general and
     administrative............     63,468         4,614       35,441     11,390       6,642      2,166
In process research and
  development..................      4,302            --           --         --          --         --
Restructuring expense..........      4,382            --           --         --          --         --
Amortization of goodwill and
  intangibles..................     10,228            --           --         --          --         --
                                  --------      --------     --------   --------   ---------   --------
     Total operating
       expenses................    148,442         7,954       69,486     23,802      16,077      5,106
                                  --------      --------     --------   --------   ---------   --------
Income (loss) from
  operations...................    (75,791)       (5,433)      13,497     (2,344)    (14,810)    (5,106)
Interests and other income,
  net..........................      2,180           322       15,869        630          59         67
                                  --------      --------     --------   --------   ---------   --------
Income (loss) before income
  taxes........................    (73,611)       (5,111)      29,366     (1,714)    (14,751)    (5,039)
Provision (benefit) for income
  taxes........................    (10,324)       (1,636)       7,663         --          --         --
Net income (loss)..............   $(63,287)     $ (3,475)    $ 21,703   $ (1,714)  $ (14,751)  $ (5,039)
                                  ========      ========     ========   ========   =========   ========
Basic net income (loss) per
  share........................   $  (2.81)     $  (0.22)    $   1.45   $  (0.16)  $   (1.74)  $  (0.82)
                                  ========      ========     ========   ========   =========   ========
Diluted net income (loss) per
  share........................   $  (2.81)     $  (0.22)    $   1.33   $  (0.16)  $   (1.74)  $  (0.82)
                                  ========      ========     ========   ========   =========   ========
Shares used in basic net income
  (loss) Calculation...........     22,536        15,641       14,917     10,767       8,467      6,173
                                  ========      ========     ========   ========   =========   ========
Shares used in diluted net
  income (loss) Calculation....     22,536        15,641       16,353     10,767       8,467      6,173
                                  ========      ========     ========   ========   =========   ========
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments.......   $ 65,830      $ 94,957     $ 95,980   $ 34,921   $   5,291   $    865
Working capital (deficit)......     98,466       106,924      110,871     37,456       6,637       (307)
Total assets...................    296,111       168,870      184,121     61,917      15,581      2,440
Capitalized lease obligations,
  less current portion.........      1,881           416          284        546         632        544
Retained earnings (accumulated
  deficit).....................    (66,563)       (3,276)         199    (21,504)    (19,790)    (5,039)
Total shareholders' equity.....    187,234       123,018      126,313     44,274       9,621        552

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. 3dfx's actual results could differ materially from those discussed in the forward-looking statements as a result of some factors including those set forth under "-- Risk Factors" and elsewhere in this Report. The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

OVERVIEW

  General

     3dfx was founded in August 1994 to design, develop, market and support 3D graphics chips, graphics boards and API software for the interactive electronic entertainment market. 3dfx derives revenue from the sale of 3D and 3D/2D graphics chips and graphics boards designed primarily for use in PCs. 3dfx began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996 and introduced subsequent graphics chipsets in fiscal 1997 and fiscal 1998. In March 1999, 3dfx began shipment of its Voodoo3 product family of enhanced and more fully-featured, single chip 3D/2D media processors. 3dfx's Voodoo3 product family was broadened in fiscal 1999 to include board-level products.

     3dfx's sales have historically been concentrated among a limited number of customers. Revenues derived from sales to Ingram Micro accounted for approximately 13% of revenues for the fiscal year ended January 31, 2000. Revenues derived from sales by 3dfx to STB prior to the May 13, 1999 effective date of the 3dfx/STB merger accounted for 6.5% of revenues for the fiscal year ended January 31, 2000. The announcement and consummation of the merger between 3dfx and STB caused some of 3dfx's customers to end or curtail their relationships with the combined company. For example, two of 3dfx's largest customers in fiscal 1998, Creative Technology Ltd. and Diamond Multimedia Systems, Inc., competed directly with STB. These customers (and their subsidiaries) together accounted for approximately $117.5 million, or approximately 58%, of 3dfx's total revenue in fiscal 1998. Sales to Diamond and Creative Technology following the announcement of the merger decreased significantly from prior levels and these customers are no longer customers of the combined company. To date, the loss of business from 3dfx's historical customer base has not been fully replaced through the sale of the combined company's board level products, which has negatively impacted 3dfx's revenues. If other customers of 3dfx terminate their relationship with the combined company or sales of the combined company's graphics boards continue to be less than the sales generated with 3dfx's historical customer base, 3dfx's business could be materially harmed.

     As part of its manufacturing strategy, 3dfx leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows 3dfx to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. 3dfx does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of 3dfx's wafers are currently manufactured by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan. 3dfx obtains manufacturing services from TSMC on a purchase order basis. 3dfx provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to 3dfx's orders. 3dfx purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, 3dfx pays an agreed price for wafers meeting some acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, 3dfx must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of products revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of 3dfx's products. 3dfx believes that raw materials required are readily available. 3dfx's products are packaged by three third party subcontractors, Advanced Semiconductor Engineering Group ("ASE"), Caesar Technology, Inc. and Siliconware. All of 3dfx's products are tested by ASE. This assembly and testing is conducted on a purchase order basis rather than under a long-term agreement. All purchases of wafers and assembly and test services are denominated in U.S. dollars.

     In connection with the grant of stock options to employees since inception (August 1994) through the effective date of 3dfx's IPO, 3dfx recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. This amortization resulted in charges to operations of $484,000 (of which $194,000 and $290,000 were recorded in research and development expenses and selling, general and administrative expenses, respectively) in each of the years ended January 31, 2000, December 31, 1998 and 1997, and will result in charges over the next two quarters of approximately $172,000 (of which $69,000 and $103,000 will be recorded in research and development expenses and selling, general, and administration expenses, respectively.)

  Overview of STB Merger and Treatment of IPR&D

     3dfx completed the STB merger in May 1999. As a result of the merger, STB is now a wholly owned subsidiary of 3dfx. The merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period three days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under both the Black Sholes formula and in accordance with the merger agreement) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), $(7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates. The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows:

                                                                         ESTIMATED     FISCAL 2000
                                                           AMOUNT       USEFUL LIFE    AMORTIZATION
                                                         -----------    -----------    ------------
Purchased existing technology:
  1.5 year life.......................................   $ 6,475,000     1.5 years      $3,540,000
  3 year life.........................................     4,966,000       3 years       1,357,000
Trademarks............................................     4,406,000       5 years         722,000
Workforce-in-place....................................     2,250,000       5 years         369,000
Executive covenants...................................     1,000,000       5 years         164,000
Goodwill..............................................    37,900,000       5 years       5,190,000

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

     Net Cash Flows. The net cash flows from the identified projects are based on 3dfx's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility. The estimated revenues are based on management projections of each in-process project and the business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets.

Estimated total revenues from the IPR&D product areas are expected to peak in the year ending December 31, 1999 and decline from 2000 into 2001 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by our competitors and us.

     Gross Margins. Projected gross margins associated with the identified projects approximate STB's recent historical performance and are in line with comparable industry margins. The estimated selling, general and administrative costs are consistent with STB's historical cost structure, which is in line with industry averages at approximately 10% of revenues. Research and development costs are consistent with STB's historical cost structure.

     Royalty Rate. 3dfx applied a royalty charge of 25% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

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

RESULTS OF OPERATIONS

     The following table sets forth some statement of operations data of 3dfx expressed as a percentage of revenue for each of the periods indicated.

                                                                         YEAR ENDED
                                                              ---------------------------------
                                                                                DECEMBER 31,
                                                              JANUARY 31,    ------------------
                                                                 2000         1998       1997
                                                              -----------    -------    -------
REVENUES..................................................      100.0%        100.0%     100.0%
Cost of sales.............................................       79.8%         59.0%      51.3%
                                                                ------       -------    -------
  Gross profit............................................       20.2%         41.0%      48.7%
                                                                ------       -------    -------
Operating expenses:
  Research and development................................       18.3%         16.8%      28.2%
  Selling, general and administrative.....................       17.6%         17.5%      25.8%
  In-process research and development.....................        1.2%          0.0%       0.0%
  Restructuring expense...................................        1.2%          0.0%       0.0%
  Goodwill and intangibles amortization...................        2.8%          0.0%       0.0%
                                                                ------       -------    -------
Total operating expenses..................................       41.2%         34.3%      54.0%
                                                                ------       -------    -------
Income (loss) from operations.............................      (21.0%)         6.7%      (5.3%)
Interest and other income (expense), net..................        0.6%          7.8%       1.4%
Provision for income taxes................................       (2.9%)        (3.8%)      0.0%
                                                                ------       -------    -------
Net income (loss).........................................      (17.6%)        10.7%      (3.9%)
                                                                ======       =======    =======

  YEARS ENDED JANUARY 31, 2000 (FISCAL 2000) AND DECEMBER 31, 1998 (FISCAL 1998)

     Revenues. Revenues are recognized upon product shipment. 3dfx's total revenues were $360.5 for the fiscal year ended January 31, 2000 and $202.6 million for the fiscal year ended December 31, 1998. Fiscal 2000 revenues includes revenues of $299.6 million generated from sales of board-level products incorporating Voodoo3 technology by STB following the May 13, 1999, effective date of the merger. Revenues in fiscal 2000 were principally attributable to sales of 3dfx's Voodoo3 and Voodoo Banshee products. Substantially all of the revenues in fiscal 1998 were derived from sale of 3dfx's Voodoo Banshee chip and its Voodoo2 and Voodoo Graphics chipsets.

     Gross Profit. Gross profit consists of total revenues less cost of sales. Cost of sales consists primarily of costs associated with the purchase of components and the procurement of semiconductors from 3dfx's contract manufacturers, labor and overhead associated with procurement, assembly, testing, packaging, warehousing and shipping, and warranty costs. Gross profit as a percentage of revenues was 20% and 41% for the fiscal years ended January 31, 2000 and December 31, 1998, respectively. The decrease can be primarily attributed to the gross profit generated from the sales of board-level products, which have lower margins as compared with the margins on chip-only products. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with the Voodoo3 and Voodoo Banshee products sold in fiscal 2000, as compared with the margins of Voodoo2 and Voodoo Graphics products sold in fiscal 1998. 3dfx's future gross profits will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; [THE IMPACT OF PRICE PROTECTION CREDITS GRANTED TO 3DFX'S CUSTOMERS;] and 3dfx's ability to reduce product procurement costs.

     Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to 3dfx's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 94% from $34.0 million in the fiscal year ended December 31, 1998 to $66.1 million in the fiscal year ended January 31, 2000. Included in the fiscal 2000 amount is $7.9 million in research and development expenses attributable to the operations of STB following the May 13, 1999 effective date of the merger. Excluding the impact of expenses related to STB's operations, research and development expenses increased 70% in fiscal 2000 as compared to the year ended December 31, 1998. This increase reflects an increase in personnel costs, common cost allocations and engineering costs resulting from the development of Voodoo3 and other future products. 3dfx expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although these expenses as a percentage of total revenues will fluctuate.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 79% from $35.4 million in fiscal year ended December 31, 1998 to $63.5 million in the fiscal year ended January 31, 2000. The increase is primarily attributable to the inclusion of $36.8 million in expenses relating to the operations of STB following the May 13, 1999, effective date of the merger. Excluding the impact of expenses related to STB's operations, selling, general and administrative expenses decreased 25% for fiscal 2000, as compared to fiscal 1998. This decrease in selling, general and administrative expenses is primarily a result of a reduction in selling expenses due to 3dfx's elimination of the costs of many independent sales representatives, which were supplanted by the combined 3dfx direct sales force, partially offset by increases in 3dfx's bad debt expense. 3dfx expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     In-Process Research and Development. 3dfx also recorded a one-time write-off for in-process research and development in connection with the STB merger of $4.3 million in the fiscal year ended January 31, 2000.

     Restructuring Expense. During the fiscal year ended January 31, 2000, 3dfx incurred restructuring expenses totaling approximately $4.4 million. Approximately $2.6 million of this amount related to downsizing the expense levels of 3dfx given 3dfx's current financial losses. In August 1999, 3dfx recorded a restructuring charge of $1.8 million, representing a one-time reduction in workforce related to the merger with STB.

     Goodwill and Other Intangibles Amortization. In connection with the STB merger, 3dfx recorded assets representing goodwill of approximately $37.9 million and intangibles of approximately $19.1 million. These amounts will be amortized ratably over the amortization periods of the applicable assets. For the fiscal year ended January 31, 2000, 3dfx recorded $10.2 million in related amortization.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from $15.9 million in the fiscal year ended December 31, 1998 to $2.2 million in the fiscal year ended January 31, 2000. The decrease is primarily related to a one-time recognition of income in fiscal 1998 as a result of the Sega litigation settlement, as well as decreased earnings from lower invested cash balances. In addition, in fiscal 2000 3dfx incurred interest expense on its revolving credit facility and its outstanding equipment line of credit and capital lease balances.

     Provision (Benefit) For Income Taxes. 3dfx recorded an income tax benefit of $10.3 million for the fiscal year ended January 31, 2000, an effective tax rate of 14%. As a result of the impact of non-deductible expenses including intangible amortization and in-process research and development, 3dfx's effective tax rate in fiscal 2000 differed from the statutory rate. 3dfx recorded a provision for income taxes of $7.7 million for the fiscal year ended December 31, 1998, an effective tax rate of 26%. 3dfx's effective tax rate in fiscal 1998 differs from the federal statutory rate due to utilization of net operating loss carryforwards and other tax credits. Events which may cause changes in 3dfx's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of 3dfx's initial public offering in June 1997 resulted in an annual limitation of 3dfx's ability to utilize net operating losses incurred prior to that date. The annual limitation is approximately $5.4 million.

     Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. Management believes that it is more likely than not that 3dfx will not realize a portion of its deferred tax assets and, accordingly, a valuation allowance of $17,164,000 has been established for such amounts at January 31, 2000.

  ONE MONTH PERIOD ENDED JANUARY 31, 1999

     As a result of 3dfx's change in fiscal year to January 31 from December 31 commencing on February 1, 1999, 3dfx has reported separately the one-month period ended January 31, 1999. During this period, revenues for 3dfx were $17.0 million and were principally attributable to the sales of 3dfx's Voodoo Banshee and Voodoo2 chipsets. Costs of revenues were $14.5 million with gross profit as a percent of revenues equal to approximately 15%. This is below the previous year's gross profit percentage due primarily to 3dfx's merger with STB announced in December 1998. This contributed to lost revenues from former customers and price reductions to existing customers as 3dfx announced its intention to enter the graphics board business and compete with its existing customer base. Research and Development expenditures were $3.3 million for the period and Sales, General, and Administrative expenses were $4.6 million for the period. Interest and Other Income was $0.3 million, derived primarily from 3dfx's cash balances. There was a tax benefit in the period ended January 31, 1999 in the amount of $1.6 million. This benefit equates to a tax rate of 32% and is consistent with 3dfx's recent tax rate percentages.

  YEARS ENDED DECEMBER 31, 1998 (FISCAL 1998) AND DECEMBER 31, 1997 (FISCAL
1997)

     Revenues. Revenues increased 359.7% from $44.1 million in fiscal 1997 to $202.6 million in fiscal 1998. Revenues are recognized upon product shipment. Revenues in fiscal 1998 were principally attributable to sales of 3dfx's Voodoo2, Voodoo Banshee and Voodoo Graphics chipsets. Revenues in fiscal 1997 and fiscal 1998 were principally attributable to sales of 3dfx's Voodoo Graphics and Voodoo Rush chipsets. In both years, revenue growth was a result of increased customer demand for and market acceptance of these products.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components, the procurement of semiconductors and printed circuit board assemblies from 3dfx's contract manufacturers, labor and overhead associated with such procurement and warehousing, shipping and warranty costs. Cost of revenues does not include expenses related to development contract revenues. Cost of revenues increased 429% from $22.6 million in fiscal 1997 to $119.6 million in fiscal 1998. Gross profit as a percentage of revenues was 41% and 48.7% in fiscal 1998 and fiscal 1997, respectively, due to a change in product mix. 3dfx's future gross profit will be affected by the overall level of sales, the mix of products sold in a period, manufacturing yields, and 3dfx's ability to reduce product procurement costs.

     Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to 3dfx's foundries in connection with manufacturing start-up of new products. In addition, costs associated with development contracts are included in research and development during fiscal 1997. There was no such cost in fiscal 1998. Research and development expenses increased 174.3% from $12.4 million in fiscal 1997 to $34 million in fiscal 1998. The increase reflects an increase in non-recurring engineering costs and engineering personnel costs resulting from the commencement of manufacturing of prototypes of the Voodoo Banshee chip and Voodoo3 chipset. 3dfx expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 211.2% from $11.4 million in fiscal 1997 to $35.4 million in fiscal 1998. The increase resulted from the addition of personnel in sales, marketing, finance and administration as 3dfx expanded operations, increased commission expenses associated with the commencement of commercial sales and increased involvement in tradeshow and advertising activities. 3dfx expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

     Interest and Other Income, Net. Interest and other income, net increased from $630,000 in fiscal 1997 to $15.9 million in fiscal 1998. The increase is primarily related to a one-time recognition of income as a result of the settlement of litigation on September 9, 1998 relating to the Sega's termination of the Technology License and Development Agreement (the "Sega Agreement") with 3dfx in July 1997. The increase also reflects earnings from higher cash balances resulting from the completion of 3dfx's initial public offering in June 1997 and a public offering in March 1998, partially offset by interest expense on the outstanding equipment line of credit and capital lease balances.

     Provision For Income Taxes. Provision for income taxes was $7.7 million in fiscal 1998. 3dfx recorded no provision for income taxes in fiscal 1997 as it incurred losses during such period. At December 31, 1998, 3dfx had net operating loss carryforwards for federal and state income tax purposes of approximately $10.7 million and $9.7 million, respectively, which expire beginning in 2011 and 2001, respectively. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in some circumstances. Events which may cause changes in 3dfx's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. The completion of 3dfx's initial public offering in June 1997 resulted in an annual limitation of 3dfx's ability to utilize net operating losses incurred prior to that date. The annual limitation is approximately $5.4 million.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results of operations data for each quarter during the fiscal years ended January 31, 2000 and December 31, 1998. This unaudited information has been prepared by 3dfx on a basis consistent with 3dfx's audited consolidated financial statements appearing elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. In light of 3dfx's limited operating history, 3dfx believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                   THREE MONTHS ENDED
                         ------------------------------------------------------------------------------------------------------
                         JANUARY 31,   OCTOBER 31,   JULY 31,   APRIL 30,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                            2000          1999         1999       1999          1998           1998          1998       1998
                         -----------   -----------   --------   ---------   ------------   -------------   --------   ---------
                                                                     (IN THOUSANDS)
Revenues...............   $109,388      $105,856     $104,836   $ 40,444      $ 60,743       $ 33,206      $ 58,643   $ 50,008
Cost of sales..........     96,750        88,624       76,308     26,190        38,474         24,971        30,443     25,730
                          --------      --------     --------   --------      --------       --------      --------   --------
Gross profit...........     12,638        17,232       28,528     14,254        22,269          8,235        28,200     24,278
                          --------      --------     --------   --------      --------       --------      --------   --------
Operating expenses:
Research and
  development..........     19,689        18,040       16,577     11,756         9,873         10,038         8,308      5,826
Selling, general and
  administrative.......     19,514        18,329       19,006      6,620        10,791          6,971         8,041      9,638
In-process research and
  development..........         --            --        4,302         --            --             --            --         --
Restructuring
  expense..............      2,552         1,830           --         --            --             --            --         --
Goodwill and
  intangibles
  amortization.........      3,627         3,627        2,974         --            --             --            --         --
Total operating
  expenses.............     45,382        41,826       42,859     18,376        20,664         17,009        16,349     15,464
                          --------      --------     --------   --------      --------       --------      --------   --------
Income (loss) from
  operations...........    (32,744)      (24,594)     (14,331)    (4,122)        1,605         (8,774)       11,851      8,814
Interest and other
  income (expense),
  net..................        192           393          685        911         1,259         13,045         1,052        514
Provision for income
  taxes................       (666)       (6,583)      (2,047)    (1,027)          773          1,153         3,871      1,866
                          --------      --------     --------   --------      --------       --------      --------   --------
Net income (loss)......   $(31,886)     $(17,618)    $(11,599)  $ (2,184)     $  2,091       $  3,118      $  9,032   $  7,462
                          --------      --------     --------   --------      --------       --------      --------   --------
Basic net income (loss)
  per share............   ($  1.31)     ($  0.73)    ($  0.50)  ($  0.14)     $   0.13       $   0.20      $   0.59   $   0.57
Diluted net income
  (loss) per share.....   ($  1.31)     ($  0.73)    ($  0.50)  ($  0.14)     $   0.13       $   0.20      $   0.59   $   0.50

     Revenues over the last eight quarters were derived primarily from the sale of the Voodoo Graphics, Voodoo2, and Voodoo Banshee and Voodoo 3 chipsets. In the third quarter of 1998, 3dfx experienced a significant reduction in demand as compared to the two previous quarters, for its Voodoo2 chipset, primarily from one customer, as well as a greater than expected seasonal slowdown, which resulted in a decrease in revenues from the previous quarter. In the fourth quarter of 1998, significant increases in demand for 3dfx's new Voodoo Banshee product, combined with a stable demand as compared to the third quarter of 1998 for its Voodoo2 chipset, resulted in significant revenue growth in the fourth quarter of 1998 as compared to the previous quarter. The first quarter of fiscal 2000 was less the previous quarter, as a result of decreased demand for the Voodoo 2 and Voodoo Banshee products. Quarters two, three and four of fiscal 2000, reflect significantly higher revenue numbers as a result of the introduction of the Voodoo 3 chipset and the STB Systems merger.

     Cost of sales in the first quarter of fiscal year 2000 was less in total dollars as compared to the previous quarter as a result of lower revenues. However, cost of sales remained consistent with previous quarters as a percentage of revenues. Cost of sales for quarters two, three and four of fiscal 2000 are up significantly due to increased revenues as a result of the merger. Substantially all of the sales and cost of sales for these quarters is comprised of 3D graphics cards, as compared to chipsets in previous quarters.

Cost of sales as a percentage of total sales also increased significantly, as the margin on board level sales is traditionally less than chipset sales.

     Cost of sales in 1998 increased in the first, second and fourth quarters as a result of increased sales in each of these quarters. Additionally, in the fourth quarter of 1998, costs of sales increased due to the product revenue mix during the quarter which carried lower gross margins than historically experienced. In the third quarter of 1998, cost of sales decreased when compared to the previous quarter primarily due to lower revenues, partially offset by increased costs associated with the initial shipments of 3dfx's Voodoo Banshee product, additional overhead costs with respect to lower revenues as a result of a greater than expected seasonal slowdown in the retail channel, and to an increase in inventory reserves due to an exceptionally rapid rate of product lifecycle obsolescence.

     Research and development expenses increased quarter to quarter in fiscal 2000 and in 1998, except for the fourth quarter of 1998. The increase in research and development expenses in each quarter through September 1998 and the first quarter of fiscal 2000 reflects an increase in headcount, non-recurring engineering costs resulting from the commencement of manufacturing of the Voodoo2 chipsets and the Voodoo Banshee and Voodoo3 chips. In the fourth quarter of 1998, research and development expenses decreased slightly from the previous quarter primarily due to a reduction in non-recurring engineering costs. The significant increase in quarters two, three and four are primarily result of the STB merger, as well as increased headcount and charges associated with the Voodoo 3 and VSA-100 family and other future products.

     Selling, general and administrative expenses fluctuated quarter to quarter throughout 1998 and through the first quarter of fiscal 2000. These fluctuations are primarily a result of increased finance and administrative staffing and related costs necessary to support higher levels of operations, commission expenses associated with levels of revenues and varying levels of involvement in tradeshow and advertising activities. The significant increase in cost for the remaining quarters of fiscal 2000 is a result of the STB merger as well as advertising and other cost associated with the retail channel business.

     Interest and other income (expense), net fluctuated quarter to quarter in 1998, however remained fairly consistent, declining slightly quarter to quarter in fiscal 2000. The increase in interest and other income in the three months ended September 30, 1998 is primarily related to a one-time recognition of income as a result of the recent Sega litigation settlement, as well as to increased earnings from higher cash balances resulting from the completion of 3dfx's initial public offering in June 1997, and a public secondary offering in March 1998, partially offset by interest expense on the outstanding equipment line of credit and capital lease balances. Interest and other income (expense), net for the fiscal 2000 quarters consist primarily of interest income on short term investments, partially offset by interest expense on the revolving credit facility and interest expense on outstanding equipment leases.

     3dfx believes that, even if it does achieve significant sales of its products, quarterly and annual results of operations will be affected by a variety of factors that could materially adversely affect revenues, gross profit and income from operations. Accordingly, 3dfx believes that period to period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In some future quarters, 3dfx's results of operations may be below the expectations of public market analysts or investors. In such event, the market price of 3dfx's common stock could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2000, 3dfx had working capital of $98.5 million including cash, cash equivalents and short-term investments of $65.8 million. Net cash used in operating activities in the fiscal year ended January 31, 2000 was due primarily to a net loss of $63.3 million, and increases of $5.3 million in other assets, decreases in accrued expenses of $8.3 million, partially offset by adjustments of depreciation of $14.9 million and amortization of $10.2 million, and the in-process research and development write-off of $4.3 million, as well as decreases in accounts receivable and inventory of $7.1 million and $5.3 million, respectively. Net cash provided by operating activities in fiscal 1998 was due primarily to net income of

$21.7 million, and increases of $28.5 million in accounts payable and $13.3 million in accrued liabilities, partially offset by increases of $20.1 million in inventory due to the increase in manufacturing to meet customer demand and $24.9 million in accounts receivable associated with the generation of revenues. Net cash used in operating activities in fiscal 1997 was due primarily to the net loss of $1.7 million, and a $12.2 million increase in accounts receivable partially offset by a $10.3 million increase in accounts payable.

     Net cash used in investing activities was approximately $5.4 million, $10.9 million and $10.7 million in the fiscal years ended January 31, 2000, December 31, 1998 and December 31, 1997, respectively, and was due in each period to the purchase of investments and to the purchase of property and equipment. In addition, $8.7 million was used in the merger of STB, offset by cash acquired as a result of the merger of $29.9 million in fiscal year 2000, 3dfx does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. 3dfx expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations. Net cash provided by financing activities for the fiscal year ended January 31, 2000 was $7.0 million due to the net proceeds on the drawdown from its line of credit, partially offset by the net repurchase of common stock of $1.9 million and payments on its capital lease obligations. Net cash provided by financing activities was approximately $58.1 million in the fiscal year ended December 31, 1998 and approximately $34.6 million in the fiscal year ended December 31, 1997, due primarily to proceeds from the public offering in March 1998 and the initial public offering in June 1997.

     3dfx has a $25 million revolving credit facility ("Revolving Credit Facility"), as well as a $3.0 million term loan ("Term Loan"). At January 31, 2000, $25.0 million was outstanding under the Revolving Credit Facility and $1.9 million was outstanding under the Term Loan. Principal amounts outstanding under the Revolving Credit Facility bear interest at LIBOR plus 100 basis points (6.82% at January 31, 2000). Amounts outstanding under the Term Loan bear interest at LIBOR plus 250 basis points and are payable in 60 monthly installments of principal and interest (8.32% at January 31, 2000). Payment of principal and interest began November 1, 1997. Formulas based on eligible accounts receivable determine availability under the Revolving Credit Facility. 3dfx has pledged $25 million of cash and short term-term investments, as well of 3dfx's owned assets as collateral to secure the Revolving Credit Facility. All indebtedness under the Revolving Credit Facility matures on December 19, 2000, and indebtedness under the Term Loan matures on November 1, 2002 (subject to renewal of the Revolving Credit Facility through such date).

     3dfx is obligated under a five-year agreement to lease a facility in Richardson, Texas which was previously the corporate headquarters of STB Systems. Construction of the 210,000 square foot facility was completed in December 1998. The total cost of the land and building was approximately $22.8 million. 3dfx made lease payments of approximately $187,000 per month in fiscal 2000, although the lease agreement provides that the amount of the lease payments is subject to adjustment based upon prevailing interest rates. Consequently, an increase in prevailing interest rates will increase the expense of the facility. 3dfx previously entered into an interest rate swap agreement that fixes the interest rate on a majority of the lease obligation at 7.55%. 3dfx does not currently use a portion of the facility and has subleased a portion of the unused space, constituting approximately forty percent of the facility space, to third parties under long term leases expiring in approximately five years. At the end of the initial five-year lease term, 3dfx has the option to renew the lease for an additional five years, pay off the underlying debt or cause the building to be sold. In the event of a sale, the proceeds are to be used to retire the underlying debt. Any excess will be paid to 3dfx. Any remaining unpaid balance owing on the underlying obligation after the sale of the facility will be the responsibility of 3dfx.

     3dfx has invested in capital equipment through equipment leases for its manufacturing facility in Juarez, Mexico. 3dfx's aggregate obligations under all such equipment lease financing arrangements totaled approximately $5.7 million at January 31, 2000.

     3dfx's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of the expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which 3dfx's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, available borrowings under line of credit arrangements and other factors. 3dfx believes that its current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet 3dfx's operating and capital requirements through at least the end of the current fiscal year. However, there can be no assurance that 3dfx will not require additional financing within this time frame. 3dfx's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact 3dfx's future capital requirements and the adequacy of its available funds. 3dfx may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to 3dfx, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and additional debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require 3dfx to relinquish its rights to some of its technologies or products. The failure of 3dfx to raise capital when needed could have a material adverse effect on 3dfx's business, financial condition and results of operations.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. Currently, as 3dfx has no derivative instruments, the adoption of SFAS No. 133 would have no impact on 3dfx's financial condition or results of operations. To the extent 3dfx begins to enter into such transactions in the future, 3dfx will adopt the Statement's disclosure requirements in the quarterly and annual financial statements for the year ending January 31, 2002.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), which clarifies the SEC's views on revenue recognition. 3dfx believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and therefore, SAB 101's adoption will have no material impact on 3dfx's financial condition, results of operations or cash flows.

RISK FACTORS

     This Report contains certain forward-looking statements within the meaning of the federal securities laws. 3dfx's actual results and the timing of certain events could differ greatly from those anticipated in these forward-looking statements as a result of known and unknown factors, including the risks faced by 3dfx described below. The risks and uncertainties described below are not the only ones facing 3dfx. Additional risks and uncertainties not presently known by 3dfx or that 3dfx does not currently believe are important may also harm 3dfx's business operations. If any of the following risks actually occur, 3dfx's business, financial conditions or results of operations could be seriously harmed. The following factors and other information in this Report should be considered carefully in evaluating 3dfx and an investment in 3dfx's common stock.

3DFX'S PROPOSED MERGER WITH GIGAPIXEL POSES A NUMBER OF SIGNIFICANT RISKS TO 3DFX'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The proposed merger of GigaPixel with and into a wholly-owned subsidiary of 3dfx, which will result in GigaPixel becoming a wholly-owned subsidiary of 3dfx, involves some specific risks, including the following:

     - 3dfx and GigaPixel may encounter substantial difficulties and costs integrating the two companies' products, technologies, research and development activities, administration, sales and marketing and other aspects of operations in a timely manner. The difficulties, costs and delays involved in this integration may increase operating costs, cause lower than anticipated financial performance or lead to the loss of customers and employees. The failure to successfully integrate 3dfx and GigaPixel in a timely manner could result in a failure of the combined company to realize any of the anticipated benefits of the merger and could materially harm the business of the combined company.

     - Uncertainty in the marketplace or customer concern regarding the impact of the merger on the combined company's results of operations could result in customers or potential customers of 3dfx or GigaPixel deferring purchasing or licensing decisions until they have had an opportunity to assess that impact, or ceasing to do business with 3dfx and GigaPixel altogether, which could harm the business of the combined company.

     - Because some GigaPixel customers and licensees compete with 3dfx, these customers and licensees may cease to do business, or may reduce the amount of business that they do, with GigaPixel or the combined company, either of which could cause a decline in the combined company's revenues.

     - The merger will dramatically increase the number of freely tradeable 3dfx shares and will result in a substantial dilution to current 3dfx shareholders, which could drive down the price of 3dfx common stock Upon the issuance of shares of 3dfx common stock in connection with the merger, GigaPixel shareholders will hold approximately 38% of the then outstanding number of shares of common stock of 3dfx, based on the number of shares of 3dfx common stock outstanding on March 27, 2000. Subject to certain contractual restrictions, all of the shares of 3dfx common stock issued in the merger will be freely tradable in the public market. Sales in the public market of a substantial number of these shares following completion of the merger could adversely affect the market price of 3dfx common stock.

     - GigaPixel has reported net losses in most recent historical periods and if these losses continue they would adversely affect 3dfx's financial performance and condition. GigaPixel has incurred net losses for both of the years ended December 31, 1998 and December 31, 1999. If the combined company is not successful in reversing the performance of GigaPixel's business operations, those business operations would have a negative impact on the overall business of the combined company. This negative impact may adversely affect the market price for 3dfx common stock in the future.

     - Because of the purchase accounting treatment of the merger, non-cash charges associated with the amortization of goodwill and other intangibles will reduce 3dfx's earnings in the future, which could adversely affect 3dfx's stock price.

     - The combined company's success following the merger will depend on the retention and integration of key personnel.

     -  There will be substantial expenses resulting from the GigaPixel merger.

     - The closing of the merger is subject to certain conditions that might not be satisfied in a timely manner, which could prevent the merger from being consummated.

     In addition, in the event of the consummation of the merger with GigaPixel, there are a number of risks related to the business and operations of GigaPixel that would affect the operations of the combined company, including a number of the same or similar risks faced by 3dfx identified below, as well as a number of risks specific to GigaPixel, including GigaPixel's limited operating history, its dependence on a limited number of customers, GigaPixel's inability to control or influence its licensees' manufacturing, promotion, distribution or pricing of products incorporating its 3D core technologies and its limited experience in the set-top box, game console and portable device markets. In the event that the merger is not consummated, 3dfx will face other risks, including the opportunity costs associated with the pursuit of a business combination with GigaPixel.

3dfx'S QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY INCREASE THE VOLATILITY OF THE PRICE OF 3DFX'S COMMON STOCK.

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

     - Product obsolescence and the management of product transitions

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

3DFX IS GROWING RAPIDLY AND MAY NOT HAVE THE RESOURCES TO MANAGE EFFECTIVELY ADDITIONAL GROWTH.

     The recent growth and potential future growth of 3dfx has placed significant demands on its management as well as on its technical, administrative, operational and financial resources. As a result, 3dfx may not have sufficient resources to sustain and effectively manage any additional growth. The expansion of 3dfx's business to take advantage of new market opportunities will require significant technical resources, management attention and financial resources. To manage additional growth 3dfx may be required to:

     - Expand its engineering, sales, marketing and customer support organizations

     -  Attract and retain additional qualified personnel

     -  Expand its physical facilities

     - Invest in the development or enhancement of its current products and develop new technologies and products that meet changing industry needs

     - Develop systems, procedures or controls to support the expansion of its operations

     - An inability on the part of 3dfx to sustain or manage any additional growth could have a material adverse effect on the business, operating results and financial condition of 3dfx.

3DFX WILL DEPEND ON ITS ABILITY TO EFFECTIVELY DEVELOP NEW TECHNOLOGIES AND PRODUCTS TO MEET THE CHANGING INDUSTRY STANDARDS, PRACTICES AND CUSTOMER NEEDS ASSOCIATED WITH THE RAPIDLY CHANGING AND INTENSELY COMPETITIVE PC AND GRAPHICS CHIP AND BOARD INDUSTRIES.

     3dfx will depend, in part, on its ability to develop leading technologies, enhance its existing services and develop and introduce new technologies and products to meet the needs of 3dfx's customers. 3dfx also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although 3dfx will strive to be a technological leader, future technology advances may not complement or be compatible with its products. In addition, 3dfx may be unable to economically and timely incorporate technology changes and technology advances into its business. 3dfx may be unsuccessful in effectively using new technologies, adapting its services to emerging industry standards or developing, introducing and marketing product enhancements or new products. 3dfx may also experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. The inability of 3dfx to develop and introduce new technologies or products or to enhance existing products or services on a timely and cost-effective basis, or the failure of new technologies or products to achieve market acceptance, could have a material adverse effect on its business, operating results and financial condition.

3DFX'S OPERATIONS DEPEND ON THE EXPERIENCE OF KEY PERSONNEL AND ITS ABILITY TO RETAIN, ATTRACT, AND INTEGRATE ITS KEY PERSONNEL.

     3dfx's business operations depend on the continued services of its executive officers and other key personnel. 3dfx may be unable to retain its key personnel or to attract other qualified personnel. The future operations of 3dfx depend upon its ability to retain, attract and integrate key management personnel.

     In addition, competition for highly-skilled technical personnel is intense in the industries in which 3dfx operates. 3dfx's shareholders cannot be assured that 3dfx will be able to successfully identify, attract, hire and retain highly-skilled technical personnel in a timely and effective manner. Moreover, competitors may intensify their efforts to recruit highly-skilled technical personnel currently employed by 3dfx as a result of its proposed merger with GigaPixel. The loss of services of one or more highly-skilled technical personnel, the failure to attract and retain other highly-skilled technical personnel or to recruit new highly-skilled technical personnel could disrupt operations and have a negative effect on employee productivity and morale of 3dfx.

AS NEARLY ALL OF THE REVENUES OF 3DFX WILL BE DERIVED FROM THE PC AND GRAPHICS BOARDS AND CHIPS INDUSTRIES, A DOWNTURN IN ANY ONE OF THESE INDUSTRIES WOULD LIKELY ADVERSELY AFFECT 3DFX'S BUSINESS.

     For the fiscal years ended December 31, 1997, December 31, 1998 and January 31, 2000, 93%, 100% and 100% of 3dfx's revenues were derived from graphics chips and graphics boards sold for use in PCs. 3dfx expects to continue to derive its revenues primarily from the sale of products for use in PCs and the sale of graphics boards and graphics chips. The PC and graphics chip and board industries are cyclical and have been characterized by:

     -  Rapid technological change;

     -  Evolving industry standards;

     -  Cyclical market patterns;

     -  Frequent new product introductions and short product life cycles;

     -  Significant price competition and price erosion;

     -  Fluctuating inventory levels;

     -  Alternating periods of over-capacity and capacity constraints;

     -  Variations in manufacturing costs and yields; and

     -  Significant expenditures for capital equipment and product development.

     The PC and graphics chip and board markets have also grown substantially in recent years. However, such growth may not continue. A decline in PC or semiconductor sales or in the growth rate of such sales would likely reduce demand for 3dfx's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers such as 3dfx until the excess inventory has been used. Such suspension of purchases or any reduction in the demand for PCs generally, or for particular products that incorporate 3dfx's products, would materially harm 3dfx's business.

     In addition, the PC and graphics chip and board industries have experienced significant economic downturns at various times in the past, characterized by lower product demand and accelerated reduction of product prices. 3dfx may experience substantial period-to-period fluctuations in its results of operations due to general conditions in the semiconductor industry.

BECAUSE 3DFX DEPENDS ON THE RETAIL/DISTRIBUTOR DISTRIBUTION CHANNEL, THE INABILITY TO ADEQUATELY SUPPORT SUCH RETAIL DISTRIBUTION CHANNEL WOULD LIKELY HARM 3DFX'S ABILITY TO SELL AND TO MARKET ITS PRODUCTS.

     3dfx's products have historically been distributed in the retail/distributor distribution channel. To access the retail/distributor channel, 3dfx traditionally depended on graphics board manufacturers whose products were sold to consumers. 3dfx developed a presence in the retail/distributor distribution market through its own marketing efforts, as well as through the significant marketing efforts of a number of its customers. As a result of its merger with STB Systems, Inc. ("STB"), 3dfx lost some of its largest customers, who were direct competitors of STB, and now depends primarily on its subsidiary to support the retail/distributor sales channel. Although 3dfx successfully penetrated the retail/distributor distribution channel, there can be no assurances that this success will continue in the future.

3DFX'S LIMITED EXPERIENCE IN MANAGING AND INTEGRATING ORGANIZATIONS MAY RESULT IN FUTURE ACQUISITIONS OR JOINT VENTURES BEING DIFFICULT AND DISRUPTIVE.

     3dfx regularly evaluates acquisition and joint venture opportunities and in the future 3dfx may make acquisitions of other companies or technologies or enter into joint ventures. 3dfx's proposed merger with GigaPixel is an example of such an acquisition. These acquisitions or joint ventures may divert the time and resources of 3dfx's management. Further, 3dfx has limited experience in integrating newly acquired organizations into its operations. Acquisitions involve many risks, including:

     - Difficulty in integrating or otherwise assimilating technologies, products, personnel and operations;

     -  Diversion of management's attention from other business concerns;

     - Issuance of dilutive equity securities and incurrence of debt or contingent liabilities;

     - Large write-offs and amortized expenses related to goodwill and other intangible assets;

     -  Loss of key employees of acquired organizations;

     - Risks of entering markets in which 3dfx has no or limited prior experience; and

     - Payments of cash, incurrence of debt or assumption of other liabilities to acquire other businesses.

     The result of one or more of these factors could have a material adverse effect on the business, operating results and financial condition of 3dfx.

3DFX'S LIMITED OPERATING HISTORY MAKES THE ASSESSMENT OF ITS FUTURE OPERATING RESULTS DIFFICULT.

     3dfx has been shipping products only since the third quarter of 1996. This limited operating history makes the assessment of 3dfx's future operating results difficult. Additionally, 3dfx incurred net losses of approximately $1.7 million in fiscal 1997 and $63.3 million in fiscal 2000. The net losses in fiscal 2000 were attributable to substantial reduction in revenues due to a delayed product launch, changes in component costs with no ability to adjust pricing, additional unanticipated costs relating to the merger with STB and continuing significant costs incurred in product research, development and testing and in connection with the amortization of intangibles. Although 3dfx had net income of $21.7 million in fiscal 1998, historical growth rates have not been sustained in the past and may not be sustained in the future. 3dfx may also be unable to sustain or to increase revenues or profits on a consistent basis in the future.

3DFX'S FINANCIAL RESULTS DEPEND SIGNIFICANTLY ON ITS ABILITY TO CONTINUALLY DEVELOP NEW PRODUCTS AND TECHNOLOGIES.

     The markets for which 3dfx's products and technologies are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. As a result, the financial performance of 3dfx depends to a significant extent on 3dfx's ability to successfully develop new products. Because of the rapidly changing technologies in the businesses in which 3dfx will operate, 3dfx believes that significant expenditures for research and development will continue to be required by 3dfx in the future. To succeed in these businesses, 3dfx must anticipate the features and functionality that customers will demand. 3dfx must then incorporate those features and functionality into products that meet the design requirements of the PC, graphics chip and graphics board markets and the timing requirements of retail selling seasons. The success of 3dfx's new product introductions will depend on several factors, including:

     -  Proper new product definition;

     -  Timely completion and introduction of new product designs;

     - The ability of subcontractors and component manufacturers to effectively design and implement the manufacture of new products and technologies;

     -  The quality of new products and technologies;

     - Product and technology performance as compared to competitors' products and technologies;

     -  Market acceptance of 3dfx's and its customers' products;

     -  Competitive pricing of products and technologies; and

     - Introduction of new products and technologies to the market within the limited time window for retail selling seasons and OEM design cycles.

     As the markets for 3dfx's products continue to develop and competition increases, 3dfx anticipates that product life cycles will shorten and that the average selling prices of these products will decline. In particular, average selling prices and, in some cases, gross margins for 3dfx's products and technologies will decline as those products and technologies mature. Thus, 3dfx will need to introduce new products and technologies to maintain average selling prices and gross margins. To do this, 3dfx must successfully identify new product and technology opportunities and develop and bring new products and technologies to market in a timely manner. 3dfx has in the past experienced delays in completing the development and introduction of new products. The failure of 3dfx to successfully develop and introduce new products and technologies or to achieve market acceptance for such products and technologies would materially harm the business and financial performance of 3dfx.

BECAUSE 3DFX'S PRODUCTS WILL HAVE SHORT PRODUCT LIFE CYCLES, 3DFX MUST SUCCESSFULLY MANAGE PRODUCT TRANSITIONS.

     3dfx's products have short product life cycles. A failure by 3dfx to successfully introduce new products within a given product cycle could materially harm its business for that cycle and possibly in subsequent cycles. Any such failure could also damage 3dfx's brand name, reputation and relationships with its customers and cause long-term harm to its business.

     The PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. 3dfx's products must be able to support the new features and performance levels being required by PC manufacturers at the beginning of such a transition. Otherwise, 3dfx will likely lose business as well as the opportunity to compete for new design contracts until the next product transition. An inability to develop products with required features and performance levels or even a short delay in bringing a new product to market could significantly reduce 3dfx's revenues for a substantial period.

     The success of 3dfx will depend upon continued market acceptance of its existing products, and its ability to continually develop and introduce new products and technologies and new product features and enhancements to meet changing customer requirements. Each new product cycle presents new opportunities for competitors of 3dfx to gain market share.

     Some components used in 3dfx's products have also historically required long lead times. Therefore, 3dfx may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand. If 3dfx is unable to quickly identify, develop, manufacture or market new products and technologies or to enhance its existing products and technologies rapidly, then 3dfx's business and results of operations could be materially and adversely affected.

BECAUSE 3dfx HAS SIGNIFICANT CUSTOMER CONCENTRATION, THE LOSS OF ANY OF ITS SIGNIFICANT CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON 3dfx'S FINANCIAL PERFORMANCE AND RESULTS OF OPERATIONS.

     3dfx's sales are highly concentrated among a limited number of customers. For the fiscal year ended January 31, 2000, 3dfx's largest customer, Ingram MicroD, Inc., accounted for approximately 13.0% of its net revenues, while 3dfx's 6 largest customers collectively accounted for approximately 40.5% of its net revenues. There can be no assurance that 3dfx will be able to retain such customers or to continue to derive significant revenues from them. The loss of any one of 3dfx's significant customers could have a material adverse effect on its financial performance and results of operations

BECAUSE 3dfx DOES NOT TYPICALLY ENTER INTO LONG-TERM CONTRACTS WITH ITS CUSTOMERS, THERE CAN BE NO ASSURANCE THAT HISTORICAL SALES VOLUMES WILL CONTINUE IN THE FUTURE.

     All of 3dfx's sales are made pursuant to purchase orders. The lack of long-term commitments, together with the customer concentration noted above, poses a significant risk to 3dfx. If a single customer of 3dfx cancels an order or ceases to be a customer of 3dfx, then 3dfx's business and financial condition could be materially harmed. As a result of its merger with STB, 3dfx lost several of its customers. There can be no assurance that the proposed merger with GigaPixel will not have a similar effect on 3dfx.

BECAUSE 3dfx HAS LIMITED PRODUCT DIVERSITY, IF 3DFX WERE UNABLE TO INCREASE OR MAINTAIN 3DFX'S HISTORICAL SALES VOLUMES, THERE COULD BE A NEGATIVE IMPACT ON 3DFX'S RESULTS OF OPERATIONS.

     3dfx's revenues depend on the markets for 3D/2D and 3D graphics chips and boards for PCs and on 3dfx's ability to compete effectively in those markets. Since 3dfx currently has no other products, 3dfx's business would be materially harmed if it were unable to continue to sell these products at historical levels or to increase these historical sales levels in the future.

3dfx DEPENDS ON THIRD PARTY DEVELOPERS AND PUBLISHERS.

     3dfx believes that the availability of numerous high quality, commercially successful software entertainment titles and applications significantly affects sales of its products. 3dfx depends on third party software developers and publishers to create, produce and market software titles that will operate with 3dfx's graphics chips. Only a limited number of software developers are capable of creating high quality entertainment software. Competition for these resources is intense and is expected to increase. Therefore, a sufficient number of high quality, commercially successful software titles compatible with 3dfx's products may not be developed. In addition, the development and marketing of game titles that do not fully demonstrate the technical capabilities of 3dfx's products could create the impression that 3dfx's technology offers only marginal performance improvements, if any, over competing products.

3dfx'S DEPENDENCE ON SINGLE SOURCE MANUFACTURERS WILL EXPOSE IT TO SIGNIFICANT RISK IF THE OPERATIONS OF THESE MANUFACTURERS AND OTHER THIRD PARTIES ARE INTERRUPTED.

     3dfx's graphics chip products require wafers manufactured with state-of-the-art fabrication equipment and techniques. Currently, 3dfx does not manufacture the semiconductor wafers used for its graphics chip products and does not own or operate a wafer fabrication facility, nor does 3dfx expect to manufacture semiconductor wafers or to own or operate a wafer fabrication facility in the future. Taiwan Semiconductor Manufacturing Company, or TSMC, currently manufactures all of 3dfx's wafers in Taiwan. 3dfx obtains manufacturing services from TSMC on a purchase order basis. 3dfx depends on TSMC to:

     - Produce wafers of acceptable quality and with acceptable manufacturing yields;

     - Deliver those wafers to 3dfx and its independent assembly and testing subcontractors on a timely basis; and

     - Allocate to 3dfx a portion of its manufacturing capacity sufficient to meet 3dfx's needs.

     3dfx expects to continue to be dependent upon TSMC to manufacture the semiconductor wafers used in its graphics chip products. 3dfx has no readily available alternative source of supply, and it could take several months to establish a strategic relationship with a new manufacturing partner. As a result, a manufacturing disruption (such as the one that occurred in September 1999 when an earthquake struck Taiwan) or capacity constraints experienced by TSMC would negatively impact the production of 3dfx's graphics chips and boards and, consequently, would have a negative effect on 3dfx's business and results of operations.

3dfx IS SUBJECT TO RISKS RELATING TO ITS SINGLE GRAPHICS BOARD MANUFACTURING FACILITY.

     3dfx's sole graphics board manufacturing facility is located in Juarez, Mexico. Although a portion of 3dfx's board production is secured from third party sources, 3dfx is substantially dependent on this single manufacturing facility and any disruption of 3dfx's graphics board manufacturing operations at this facility would materially harm its business. Such disruption could result from various factors, including difficulties in attracting and retaining qualified manufacturing employees, difficulties associated with the use of new, reconfigured or upgraded manufacturing equipment, labor disputes, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood.

     In comparison to those of its competitors that do not maintain their own graphics board manufacturing facilities, 3dfx incurs higher relative fixed overhead and labor costs as a result of operating its own manufacturing facility. Any failure to generate the level of product revenues needed to absorb these overhead and labor costs would materially harm 3dfx's business.

3dfx'S INTERNATIONAL OPERATIONS WILL MAKE IT SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES, FOREIGN BUSINESS PRACTICES AND CURRENCY FLUCTUATIONS.

     3dfx relies on foreign third-party manufacturing, assembly and testing operations for its graphics chips, which are located in Asia, and primarily relies on its own manufacturing facilities for graphics boards that are located in Mexico. 3dfx also has significant export sales. These international operations subject 3dfx to a number of risks associated with conducting business outside of the United States. These risks include:

     -  Unexpected changes in legislative or regulatory requirements;

     - Delays resulting from difficulty in obtaining export licenses for some technology;

     -  Tariffs, quotas and other trade barriers and restrictions;

     -  Longer accounts receivable payment cycles;

     - Difficulties in collecting payment, including increased credit exposures;

     - Potentially adverse tax consequences, including repatriation of earnings;

     -  Burdens of complying with a variety of foreign laws;

     -  Unfavorable intellectual property laws;

     -  Political instability; and

     -  Foreign currency fluctuations.

     Any of these factors could materially harm the international operations and sales of 3dfx, and consequently, its business. Recently, financial markets in Asia have experienced significant turmoil, which could harm 3dfx's international sales or operations. Currently, all of 3dfx's product sales and its arrangements with its foundry, assembly and test vendors provide for pricing and payment in U.S. dollars. To date, 3dfx has not engaged in any currency hedging activities, although 3dfx may do so in the future. An increase in the value of the U.S. dollar relative to foreign currencies could make 3dfx's products more expensive and potentially less competitive in foreign markets.

3dfx MAY BE UNABLE TO ADEQUATELY PROTECT ITS PROPRIETARY RIGHTS OR PREVENT THEIR UNAUTHORIZED USE, WHICH COULD DIVERT ITS FINANCIAL RESOURCES AND HARM ITS BUSINESS.

     3dfx's success will depend upon its proprietary technology. 3dfx currently relies upon a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology rights. Despite current efforts to protect these proprietary rights, protective measures may not be adequate to prevent misappropriation or independent third-party development of 3dfx's technology. The laws of many foreign jurisdictions offer less protection of intellectual property rights than the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in other jurisdictions. In addition, 3dfx may need to litigate claims against third parties to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. On September 21, 1998, 3dfx filed suit against nVidia in Northern California District Federal Court. 3dfx's complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. Discovery in this case is presently under way. This litigation, and other litigation like it, could result in substantial cost and diversion of management resources. A successful claim against 3dfx could effectively block its ability to use or license its technology in the United States or abroad. The inability of 3dfx to protect its proprietary rights adequately could have a material adverse effect on the business, operating results and financial condition of 3dfx.

3DFX RELIES ON SEVERAL TECHNOLOGY LICENSES FROM THIRD PARTIES, THE LOSS OF WHICH MAY HARM 3DFX'S ABILITY TO DEVELOP AND SELL ITS SERVICES.

     3dfx currently possesses, and in the future 3dfx may procure, licenses from third parties relating to its services or technology. Certain of these licenses are critical to 3dfx's business and would be difficult to replace. If 3dfx were unable to obtain or maintain these licenses, its ability to develop and to sell its products could be impaired. If 3dfx or its suppliers are unable to obtain licenses, 3dfx could be forced to market products without some technological features. 3dfx also licenses some software and technology for its operations. If 3dfx were unable to obtain licenses or to obtain such licenses on competitive terms, there could be a material adverse effect on the ability of 3dfx to effectively offer its products.

BECAUSE THE MARKETS IN WHICH 3DFX WILL OPERATE ARE INTENSELY COMPETITIVE, 3DFX MAY LOSE MARKET SHARE AND BE FORCED TO REDUCE THE PRICE OF ITS PRODUCTS.

     The markets in which 3dfx competes are intensely competitive and are likely to become more competitive in the future. Existing competitors and new market entrants may introduce products that are less costly or provide better performance or features than 3dfx's products. 3dfx does not compete on the basis of price alone. 3dfx believes that the principal competitive factors for 3D graphics products are:

     -  Product performance and quality;

     - Conformity to industry standard application programming interfaces, or APIs;

     -  Access to customers and distribution channels;

     -  Brand awareness;

     -  Price;

     -  Product support; and

     -  Ability to bring new products to the market in a timely manner.

     Many of 3dfx's current and potential competitors have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than 3dfx. These competitors may also have greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than 3dfx. As a result, such competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Some of 3dfx's principal competitors offer a single vendor solution, because they maintain their own semiconductor foundries and may therefore benefit from some capacity, cost and technical advantages.

     3dfx seeks to use strategic relationships to augment its capabilities. However, the benefits of these relationships may not be realized or sufficient to overcome the established market positions of 3dfx's largest competitors. Regardless of the relative qualities of 3dfx's products, the market power, product breadth and customer relationships of its larger competitors can be expected to provide such competitors with substantial competitive advantages.

     3dfx competes primarily against companies that offer a board or chip solution to the 3D/2D PC graphics market. These companies typically have operated in the PC 2D graphics market and now offer 3D capability as an enhancement to their 2D solutions. These competitors include ATI Technologies, Inc., S3 Incorporated, Creative Technology Ltd. and nVidia Corporation. 3dfx also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market, including 3Dlabs, Inc., Integraph Corporation and SGI. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. Intel Corporation also competes in the 3D graphics market by offering an integrated core logic/3D/2D solution aimed at the mainstream PC market. These companies may enter the interactive electronics entertainment market, and, if they do, then 3dfx may not be able to compete successfully against them.

     3dfx now also competes with graphics board manufacturers, with suppliers who sell graphics chips directly to OEMs, with OEMs who internally produce graphics chips or integrate graphics chips on the main computer processing board of their personal computers, commonly known as the motherboard, and with the makers of other personal computer components and software that are increasingly providing graphics processing capabilities.

3DFX MAY REQUIRE ADDITIONAL FINANCING TO MEET ITS FUTURE CAPITAL AND OPERATIONAL REQUIREMENTS AND MAY FACE UNCERTAINTY IN OBTAINING FAVORABLE FINANCING ALTERNATIVES.

     If the liquidity and cash flow from 3dfx's operations are insufficient to meet its operating and capital requirements, then 3dfx may have to seek additional financing, including public or private debt or equity offerings that may be dilutive to 3dfx's shareholders. If adequate funds are not available on acceptable terms, then 3dfx may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. 3dfx's future capital requirements will depend on numerous factors, including 3dfx's profitability, operational cash requirements, competitive pressures, development of new services and applications, acquisition of complementary businesses or technologies and response to unanticipated requirements. There can be no assurance that any financing alternatives sought by 3dfx will be available, or, if available, will be on terms or in amounts attractive to 3dfx.

POTENTIAL YEAR 2000 ISSUES MAY EXPOSE 3DFX TO LIABILITY OR LOSS.

     3dfx has not experienced any material adverse impact from the transition to the year 2000. Even though no material adverse impact from the year 2000 transition has been noted through internal investigations and inquiries with its major customers and suppliers, 3dfx cannot provide any assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. 3dfx will continue to monitor its year 2000 compliance and the year 2000 compliance of its suppliers and customers.

LITIGATION MAY DIVERT 3DFX'S RESOURCES AND REDUCE THE MARKET PRICE OF 3DFX'S COMMON STOCK.

     In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. It is possible that similar litigation could be brought against 3dfx. Such litigation could result in substantial costs and would likely divert management's attention and resources. Any adverse determination in such litigation could also subject 3dfx to significant liabilities. A securities class action lawsuit of this type was filed October 9, 1998 in Dallas County, Texas against STB, which 3dfx acquired by merger in May 1999. The suit was brought against STB and some of its officers and directors and the underwriters who participated in the STB secondary offering on March 20, 1998. The petition alleges that the registration statement for the secondary public offering contained false and misleading statements of material facts and omitted to state material facts. The petition asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 581-33A of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired STB common stock in the public offering. The petition seeks recission and/or unspecified damages. STB denies the allegations in the petition and intends to defend the lawsuit vigorously. On December 17, 1999, a similar securities class action lawsuit was also filed in the United States District Court for the Northern District of Texas, Dallas Division, against STB and three of its officers and directors. The action asserts claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. STB denies the allegations in the petition and intends to defend the lawsuit vigorously. These two securities class actions have now been consolidated. If the plaintiffs in this consolidated lawsuit prevail in connection with any of their claims, then, depending upon the magnitude of damages and expenses incurred by 3dfx and the extent to which such damages and expenses are covered by insurance, the lawsuit could have a negative effect on 3dfx's financial condition and results of operations.

THE STOCK PRICE OF 3DFX HAS BEEN AND MAY CONTINUE TO BE EXTREMELY VOLATILE DUE TO MANY FACTORS, WHICH MAY MAKE IT MORE DIFFICULT FOR 3DFX SHAREHOLDERS TO SELL THEIR SHARES AT PRICES THEY FIND ATTRACTIVE.

     Several factors have caused the stock price of 3dfx common stock to be extremely volatile in the past and may cause the stock price of 3dfx common stock to be extremely volatile in the future. The 3dfx stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     -  Actual or anticipated variations in quarterly operating results;

     - The ability of 3dfx to successfully develop, introduce and market new or enhanced products and technologies on a timely basis;

     -  Unexpected changes in demand for 3dfx's products and services;

     -  The pricing policies of 3dfx's competitors;

     - Announcements of technological innovations or new products by 3dfx or its competitors;

     -  Changes in securities analysts' recommendations;

     -  Changes in the market valuations of other similarly situated companies;

     - Announcements by 3dfx or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

     - Market fluctuations and performance of the PC and graphics chip and board industries.

     In addition, the trading prices of technology stocks as a whole have experienced particularly extreme price and volume fluctuations and such effects have often been unrelated to the operating performance of the applicable companies. Any negative change in the public's perception of the prospects of technology companies or other broad market and industry factors could depress the market price of 3dfx common stock, regardless of its operating performance. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, may also decrease the market price of 3dfx's common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk. 3dfx's cash equivalents are exposed to financial market risk due to fluctuation in interest rates, which may affect interest income. As of January 31, 2000, cash included money market funds and commercial paper instruments. Due to the short term nature of the investment portfolio, 3dfx would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. 3dfx does not use its investment portfolio for trading or other speculative purposes.

     Foreign currency exchange risk. Substantially all of 3dfx's sales and expenses are denominated in U.S. dollars, and, as a result, 3dfx has relatively little exposure to foreign currency exchange risk. 3dfx does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event exposure to foreign currency risk increases, 3dfx may choose to hedge those exposures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers and directors of 3dfx are as follows:

NAME                              AGE                             POSITION
----                              ---    ----------------------------------------------------------
Alex Leupp(1)..................   60     President, Chief Executive Officer and Director
Scott D. Sellers...............   31     Executive Vice President, Chief Technical Officer and
                                         Director
Randall D. Eisenbach...........   50     Senior Vice President of Operations
Richard Burns..................   45     Senior Vice President of Worldwide Sales
David Zacarias.................   50     Vice President, Administration and Chief Financial Officer
Gordon A. Campbell.............   55     Chairman of the Board of Directors
James L. Hopkins...............   55     Director
Anthony Sun(2).................   47     Director
James Whims(1).................   45     Director

---------------

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

     ALEX LEUPP has served as President and Chief Executive Officer of 3dfx since December 1999 and has served as a director of 3dfx since October 1998. From December 1998 until November 1999, Mr. Leupp was President and Chief Executive Officer of Chip Express Corporation, a semiconductor company. Mr. Leupp spent 12 years with Siemens Microelectronics, Inc, a semiconductor company, where his most recent position was President and Chief Executive Officer.

     SCOTT D. SELLERS has served as Chief Technical Officer of 3dfx since May 1999. Between August 1998 and May 1999, Mr. Sellers served as Senior Vice President, Product Development for 3dfx. Mr. Sellers co-founded 3dfx in August 1994 and served as Vice President, Research and Development from January 1995 to August 1998. He has also served as a director of 3dfx since March 1995. Mr. Sellers was Principal Engineer at MediaVision Technology, Inc., a multimedia computer products company, from June 1993 to June 1994.

     RANDALL D. EISENBACH has served as Senior Vice President of Operations since September 1999, and as Vice President of Texas Operations from May 1999 to September 1999. Prior to joining 3dfx, Mr. Eisenbach served as Executive Vice President and Chief Operating Officer of STB Systems, Inc. Mr. Eisenbach held various positions with STB including Director of Operations and Director of Manufacturing.

     RICHARD BURNS has served as Senior Vice President of Worldwide Sales since January 2000. Between March 1999 and January 2000, Mr. Burns served as Vice President -- Retail Channel Sales. Prior to joining 3dfx, Mr. Burns was a consultant for Disney Interactive from August 1998 to March 1999 and Executive Vice President, North America Publishing for GT Interactive Software, a PC/Videogame software publisher, from December 1995 to May 1998.

     DAVID ZACARIAS has served as Chief Financial Officer and Vice President, Administration of 3dfx since February 1998. Prior to joining 3dfx, Mr. Zacarias served as Chief Financial Officer from February 1993 to January 1998 and as Chief Operating Officer from July 1995 to January 1998 of OPTi Inc., a fabless semiconductor company.

     GORDON A. CAMPBELL has served as the Chairman of the Board of Directors of 3dfx since August 1994 when he co-founded 3dfx. Mr. Campbell also served as President and Chief Executive Officer of 3dfx from January 1995 to December 1996. Prior to joining 3dfx, Mr. Campbell founded Techfarm, Inc., a venture capital investment firm, and has served as President since September 1993. In 1985, Mr. Campbell founded Chips and Technologies, Inc. or CHIPS, a semiconductor and related device company, and served as Chairman, Chief Executive Officer and President of CHIPS until July 1993. Mr. Campbell founded

SEEQ Technology, Inc. or SEEQ, a semiconductor and related device company, in 1981. He served as President and Chief Executive Officer of SEEQ from 1981 to 1985. Mr. Campbell currently serves as a director of Palm, Inc. and Bell Microproducts, Inc., is the Chairman of the Board of Cobalt Networks, Inc. and is the managing partner of TechFund Capital, a venture capital fund, since August 1997.

     JAMES L. HOPKINS has served as a director of 3dfx since 3dfx's merger with STB in May 1999. Mr. Hopkins is a Managing Director of Hoak Breedlove Wesneski & Co., an investment banking firm. Mr. Hopkins served as an officer of 3dfx from May 1999 (upon completion of the 3dfx/STB merger) to September 1999. Prior to the 3dfx/STB merger, Mr. Hopkins was the Chief Financial Officer and Vice President of Strategic Marketing for STB and served in these capacities since December 1994. Mr. Hopkins' responsibilities in these positions included directing European sales and marketing, managing specialized technology products and planning financial strategy.

     ANTHONY SUN has served as a director of 3dfx since March 1995. He is currently a director of Award Software International, Inc., Cognex Corporation, Inference Corporation, Komag, Inc. and Worldtalk Communications Corporation. He is also the general partner of Venrock Associates and a director of several private companies.

     JAMES WHIMS has served as a director of 3dfx since November 1996. Mr. Whims has been a Partner at Techfarm since November 1996. From November 1994 until July 1996, Mr. Whims was the Executive Vice President of Sony Computer Entertainment, a video game hardware and software company. From 1990 until July 1994, Mr. Whims was Executive Vice President of the Consumer Division of The Software Toolworks, Inc., a diversified software company. From 1985 to 1988, Mr. Whims served as Vice President of Sales of Worlds of Wonder, Inc., a toy products company, which he co-founded.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16 (a) of the Exchange Act requires 3dfx's officers and directors, and persons who own more than ten percent of a registered class of 3dfx's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission or SEC and the National Association of Securities Dealers, Inc. Such officers, directors and 10% shareholders are also required by SEC rules to furnish 3dfx with copies of all such forms that they file. Based solely on its review of the copies of such forms received by 3dfx, or written representations from some reporting persons that no Forms 5 were required for such persons, 3dfx believes that its officers, directors and ten percent shareholders have complied with all Section 16(a) filing requirements applicable to them in fiscal 2000, except that each of Alex Leupp, Anthony Sun, James Whims, Gordon A. Campbell, Philip Young, Gary Tarolli and Scott D. Sellers will be filing a Form 5 late. Richard Burns will be filing a Form 3 late.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     The members of the Compensation Committee during fiscal 2000 were Alex Leupp and James Whims. No executive officer of 3dfx serves as a member of the board of directors or Compensation Committee of any entity which has one or more executive officers serving as a member of 3dfx's board of directors or Compensation Committee.

COMPENSATION OF DIRECTORS

     Members of 3dfx's board of directors do not receive compensation for their services as directors. 3dfx's 1997 Director Option Plan provides that options shall be granted to non-employee directors of 3dfx pursuant to an automatic nondiscretionary grant mechanism. The exercise price of the options is 100% of the fair market value of the common stock on the grant date. The Director Plan provides for an initial grant of options to purchase 12,500 shares of common stock to each new non-employee director of 3dfx who is neither affiliated with nor nominated by a shareholder that owns 1% or more of the outstanding capital stock of 3dfx on the later of the effective date of the Director Plan or the date he first becomes a director. In addition, each non-employee director will automatically be granted an additional option to purchase 5,000 shares of common stock at the next meeting of the board of directors following the annual meeting of shareholders if on such date, such director has served on the board of directors for at least six months; provided, however, if such director is elected as Chairman of the Board of Directors, such option grant shall be 10,000 shares. In addition to these grants, each director shall automatically be granted an option to purchase 1,000 shares at the next meeting of the board of directors following the annual meeting of shareholders if such director serves on either the Audit Committee or Compensation Committee of the Board of Directors. If such director serves on both such Committees, this grant shall be 2,000 shares. The options granted to the directors have different vesting periods: 12,500 share options granted to a director vest at a rate of 1/48th of the shares subject to the option per month following the date of grant; 5,000 or 10,000 share options granted to a director vest at a rate of 1/12th of the shares subject to the option per month following the date of grant; and 1,000 share options granted to a director vest at a rate of 1/12th of the shares subject to the option per month following the date of grant.

     Pursuant to such automatic grant mechanism, in fiscal 2000, directors received the following grants:

NAME                                                            SHARES    EXERCISE PRICE
----                                                            ------    --------------
Alex Leupp..................................................     6,000        $8.50
Anthony Sun.................................................     6,000        $8.50
James Whims.................................................     6,000        $8.50
Gordon A. Campbell..........................................    10,000        $8.50
Philip Young................................................     6,000        $8.50

     As of January 31, 2000, no shares of common stock had been issued upon the exercise of options granted under the Director Plan, options to purchase 105,500 shares of common stock were outstanding and 44,500 shares remain available for future option grants under the Director Plan.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 1997, December 31, 1998 and January 31, 2000 the compensation earned by (a) each person that served as 3dfx's Chief Executive Officer during the fiscal year ended January 31, 2000, (b) each of the other top four executive officers whose salary and bonus for the fiscal year ended January 31, 2000 was in excess of $100,000 for services rendered in all capacities to 3dfx for that year and (c) the individual for whom disclosure would have been provided pursuant to clause
(b) but for the fact that the individual was not serving as an executive officer of 3dfx on January 31, 2000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                                                         COMPENSATION
                                                      ANNUAL COMPENSATION               --------------
                                          -------------------------------------------     SECURITIES
                                 FISCAL                                OTHER ANNUAL       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY ($)(1)   BONUS ($)   COMPENSATION(2)   OPTIONS (#)(3)   COMPENSATION ($)
---------------------------      ------   -------------   ---------   ---------------   --------------   ----------------
L. Gregory Ballard(4)..........   2000      $276,097       $63,000        $ 7,500           90,000           $504,000(5)
Former President, Chief           1998       251,923        52,000             --               --                 --
  Executive
Officer and Director              1997       210,167         6,200             --           18,750                 --

Alex Leupp(6)..................   2000      $ 44,711       $50,000        $   750          806,000(6)              --
President, Chief Executive        1998            --            --             --           13,500(7)              --
  Officer
and Director                      1997            --            --             --               --                 --

David Zacarias.................   2000      $224,384       $28,667             --           25,000                 --
Vice President, Administration    1998       190,192        26,545             --          200,000(8)              --
  and
Chief Financial Officer           1997                                         --               --                 --

Scott D. Sellers...............   2000      $209,230       $26,667             --          270,000
Executive Vice President, Chief   1998       177,121        25,500             --           68,750
Technical Officer and Director    1997       149,079         4,665             --          100,000(9)

Richard Burns(10)..............   2000      $148,077       $25,000        $56,630(11)       70,000                 --
Senior Vice President of World    1998            --            --             --               --                 --
Wide Sales                        1997            --            --             --               --                 --

Janet Leising(12)..............   2000      $208,159       $61,667             --           70,000                 --
Former Senior Vice President      1998       174,591        40,825             --           50,000(9)              --
of Business Development           1997       143,236         5,000             --           32,500                 --

---------------

 (1) The salaries for the month ended January 31, 1999 for Messrs. Ballard, Zacarias and Sellers and Ms. Leising were $26,981, $16,538, $15,385, and $15,000 respectively.

 (2) Represents car allowances, except where otherwise indicated.

 (3) Except as otherwise indicated, these shares are subject to exercise under stock options granted under 3dfx's 1995 Employee Stock Plan.

 (4) Mr. Ballard resigned as the President and Chief Executive Officer, and as a director of 3dfx in October 1999.

 (5) In connection with 3dfx's severance arrangement with Mr. Ballard, 3dfx paid to Mr. Ballard a lump sum severance amount of $504,000 plus other benefits.

 (6) Mr. Leupp became the President and Chief Executive Officer of 3dfx in December 1999. Prior to that time he served as an independent director of 3dfx. Included within the number of options granted to Mr. Leupp as indicated in the table above in fiscal 2000 are 6,000 options granted to him in his capacity as a director of 3dfx under the Director Plan.

 (7) The options were granted to Mr. Leupp under the Director Plan.

 (8) These shares are subject to exercise under stock options granted under 3dfx's 1997 Supplementary Stock Option Plan, and constitutes a net option to purchase 100,000 shares of 3dfx common stock granted to Mr. Zacarias in connection with 3dfx's fiscal 1998 option repricing program in exchange for options that had a higher exercise price.

 (9) Constitutes a net option to purchase an aggregate of 50,000 shares of common stock granted to Mr. Sellers. Ms. Leising holds an aggregate of 30,000 options, of which 20,000 net options were granted to Ms. Leising in connection with 3dfx's option repricing program implemented in fiscal 1998 in exchange for options that had a higher exercise price.

(10) Mr. Burns joined 3dfx in March 1999.

(11) Represents commission paid to Mr. Burns in fiscal 2000.

(12) Ms. Leising resigned in February 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended January 31, 2000. Except as otherwise noted, all such options were awarded under 3dfx's 1995 Employee Stock Plan.

                                            INDIVIDUAL GRANTS
                       -----------------------------------------------------------    POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF        PERCENT OF                                    ASSUMED ANNUAL RATES OF
                         SECURITIES       TOTAL OPTIONS                                STOCK PRICE APPRECIATION FOR
                         UNDERLYING        GRANTED TO      EXERCISE                           OPTION TERM(1)
                       OPTIONS GRANTED    EMPLOYEES IN     PRICE PER    EXPIRATION    ------------------------------
NAME                       (2)(3)          FISCAL 2000       SHARE         DATE            5%               10%
----                   ---------------    -------------    ---------    ----------    -------------    -------------
L. Gregory Ballard...       45,000               2%         $11.38        2/12/09      $  110,475       $  237,375
                            45,000                          $17.00        5/14/09         164,700          355,050
Alex Leupp...........      800,000(4)           17%         $ 8.88       11/30/09       1,552,000        3,292,000
                             6,000(5)                       $ 8.50        1/31/10           4,920            6,780
David Zacarias.......       12,500               --         $11.38        2/12/09          30,688           65,938
                            12,500                          $17.00        5/14/09          45,750           98,625
Scott D. Sellers.....       35,000               6%         $11.38        2/12/09          85,925          184,625
                            35,000                          $17.00        5/14/09         128,100          276,150
                           200,000                          $8.875       11/30/09         408,000          823,000
Richard Burns........       70,000             1.5%         $13.25         4/1/09         200,200          430,500
Janet Leising........       35,000             1.5%         $11.38        2/12/09          85,925          184,625
                            35,000                          $17.00        5/14/09         128,100          276,150

---------------

(1) Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation based upon the exercise price per share are mandated by the rules of the SEC and do not represent 3dfx's estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future financial gains, if any, on stock option exercises are dependent on the future financial performance of 3dfx, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the fair market value of 3dfx common stock from the date of grant to the date of this Joint Proxy Statement/Prospectus, other than the columns reflecting assumed rates of appreciation of 5% and 10%.

(2) Except as otherwise indicated, options become exercisable as to 25% of the option shares on the first anniversary of the date of grant and as to 1/48 of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the initial vesting date.

(3) Options were granted at an exercise price equal to the fair market value of 3dfx's common stock on the date of grant. The exercise price may be paid in cash, check, promissory note, delivery of already-owned shares of 3dfx's common stock subject to some conditions, authorization to 3dfx to retain from the total number of shares for which the option is exercised that number of shares having a fair market value on the date of exercise equal to the exercise price for the total number of shares as to which the option is exercised, delivery of a properly executed exercise notice together with irrevocable instructions to a broker to promptly deliver to 3dfx the amount of sale or loan proceeds required to pay the exercise price, or any combination of the foregoing methods of payment or such other consideration or method of payment to the extent permitted under applicable law.

(4) These shares are subject to exercise under stock options granted under 3dfx's 1999 Supplementary Stock Plan.

(5) These shares are subject to exercise under stock options granted under the Director Plan. The shares vest at the rate of 1/12 per month.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth some information regarding exercises of stock options by the Named Executive Officers during the year ended January 31, 2000 and the stock options held as of January 31, 2000 by the Named Executive Officers.

                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                           SHARES                   OPTIONS AT JANUARY 31, 2000        JANUARY 31, 2000
                         ACQUIRED ON     VALUE                (#)(1)                        ($)(2)
                          EXERCISE      REALIZED    ---------------------------   ---------------------------
NAMES                        (#)          ($)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----                    -----------   ----------   -----------   -------------   -----------   -------------
L. Gregory Ballard.....    209,150     $1,967,304         --              --            --
Alex Leupp.............         --             --      7,906         811,594            --              --
David Zacarias.........         --             --     47,917          77,083
Scott D. Sellers.......         --             --     61,719         302,031       176,313          25,187
Richard Burns..........         --             --         --          70,000            --              --
Janet Leising..........     25,276        239,815     17,709          99,348            --              --

---------------

(1) Options granted under 3dfx's 1995 Employee Stock Plan may be exercised by the holder thereof prior to vesting with the shares purchased thereby subject to repurchase by 3dfx until fully vested. The table presents options as exercisable according to the vesting schedule of the option.

(2) Based upon the last sale price of 3dfx's common stock on January 31, 2000, $8.50 per share, minus the exercise price.

EMPLOYMENT AGREEMENTS, SEVERANCE ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     Pursuant to a letter agreement entered into with Scott Sellers, in the event there is a change of control of 3dfx and such executive is terminated other than for cause within one year following the effective date of such change of control, 25% of Mr. Sellers' stock subject to 3dfx's repurchase option under a restricted stock purchase agreement shall be released from this repurchase option (or all of such stock if less than 25% of Mr. Sellers' stock remains subject to 3dfx's repurchase option). For purposes of this letter agreement a "change of control" means the (i) the sale of all or substantially all of 3dfx's assets, or (ii) a consolidation or merger of 3dfx with or into any other corporation (other than a wholly-owned subsidiary of 3dfx) or engagement in a transaction or series of transactions in which more than 50% of the voting power of 3dfx is disposed. Termination other than for cause includes constructive termination resulting from (i) the reduction of such employee's rate of compensation, (ii) the reduction of such employee's scope of engagement or (iii) the requirement that such employee provide services at a location more than 50 miles from the employee's office location as of the date of the letter agreement.

     Mr. Ballard was a party to a letter agreement with 3dfx similar to that described above for Mr. Sellers. Mr. Ballard's employment with 3dfx terminated effective October 31, 1999 and at that time Mr. Ballard and 3dfx entered into an agreement that provided for the payment to Mr. Ballard of a lump sum severance amount of $504,000, the payment of certain COBRA costs, one year accelerated vesting on options held by Mr. Ballard and the release of all claims between 3dfx and Mr. Ballard.

     Mr. Ogle resigned as an officer, director and employee of 3dfx effective January 31, 2000. The terms of his severance arrangement with 3dfx are still under discussion.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

     3dfx has adopted provisions in its articles of incorporation that eliminate to the fullest extent permissible under California law the liability of its directors to 3dfx for monetary damages. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission. 3dfx's bylaws provide that 3dfx shall indemnify its directors and officers to the fullest extent permitted by California law, including in circumstances in which indemnification is otherwise discretionary under California law. 3dfx has entered into indemnification agreements with its officers and directors containing provisions which may require 3dfx, among other things, to indemnify the officers and directors against some liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

     At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of 3dfx in which indemnification would be required or permitted. 3dfx is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 25, 2000 information regarding the beneficial ownership of 3dfx's outstanding common stock by:

     - Each person known by 3dfx to own beneficially more than five percent of the outstanding common stock

     - Each director and each chief executive officer and the four other most highly compensated executive officers whose salary and bonus for fiscal 2000 exceeded $100,000

     -  All directors and executive officers of 3dfx as a group

     The following calculations of the percentage of outstanding shares are based on 25,141,083 shares of 3dfx's common stock outstanding as of April 25, 2000.

     Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Information for each five percent stockholder is derived solely from filings with the Commission on or before April 25, 2000.

     Shares of the common stock subject to options that are presently exercisable or exercisable within 60 days of April 25, 2000 are deemed outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. These options are separately set forth below in the column titled "Options."

NAME AND ADDRESS (1)                                SHARES      OPTIONS     TOTAL     PERCENTAGE
--------------------                               --------     -------   ---------   ----------
FIVE PERCENT STOCKHOLDERS:
Gilder Gagnon Howe & Co. LLC (2).................  2,868,670         --   2,868,670     11.4%
  1775 Broadway, 26th Floor
  New York, NY 10019
DIRECTORS AND OFFICERS:
L. Gregory Ballard...............................    50,000          --      50,000      *
Richard Burns....................................        --      21,876      21,876      *
Gordon A. Campbell...............................   381,632(3)   80,333     461,965      1.8%
James L. Hopkins.................................     2,498      80,902      83,400      *
Alex Leupp.......................................        --      10,948      10,948      *
Scott D. Sellers.................................   205,000      90,861     295,861      1.2%
Anthony Sun......................................    16,000      17,000      33,000      *
James Whims......................................     2,400      60,750      63,150      *
David Zacarias...................................     1,261      65,886      67,147      *
Janet Leising....................................     2,500      45,364      47,864      *
All executive officers and directors as a group
  (9 persons)....................................   615,791     517,453   1,133,244      4.4%

---------------

* Less than 1%.

(1) Except as otherwise noted, address is c/o 3dfx Interactive, Inc., 4435 Fortran Drive, San Jose, CA 95134.

(2) Information with respect to Gilder Gagnon Howe & Co. LLC was obtained from a
    Schedule 13G filed with the Securities and Exchange Commission, which indicates that Gilder Gagnon Howe & Co. LLC has no voting power with respect to the shares beneficially held, but does share dispositive power over these shares that are held in customer accounts.

(3) Includes 77,084 shares held by Techfarm, L.P., and 3,854 held by Techfarm Management Inc. (dba Techfarm, Inc.), 300,694 shares held by Gordon A. Campbell. Mr. Campbell is President of Techfarm, Inc., the general partner of Techfarm, L.P. and Mr. Campbell disclaims beneficial ownership of the shares held by Techfarm, L.P. and Techfarm Management Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Techfarm provides management services to 3dfx for which 3dfx pays a fee of $5,000 per month. Gordon Campbell, the Chairman of the Board of Directors of 3dfx, and James Whims, a director of 3dfx, are each officers of Techfarm. 3dfx made total payments to Techfarm for such management services during fiscal years 2000, 1998 and 1997 of $55,000, $60,000 and $60,000, respectively. In addition,
Mr. Whims provides consulting services to 3dfx for which 3dfx pays a fee of $5,000 per month. 3dfx made total payments to Mr. Whims in fiscal years 2000, 1998 and 1997 of $45,000, $60,000 and $45,000, respectively.

     3dfx has an agreement with Quantum3D, a supplier of advanced graphics subsystems based on 3dfx's technology, pursuant to which 3dfx will supply graphic boards and components to Quantum3D. Gordon Campbell, Chairman of the Board of Directors of 3dfx, is a Director, significant investor in and shareholder of Quantum3D. Sales to Quantum3D fiscal years 2000, 1998 and 1997 of $1.6 million,

$670,000 and $949,000, respectively. As of January 31, 2000, 3dfx had an outstanding trade receivable from Quantum3D of approximately $360,000.

     In April 1999, 3dfx invested an amount of $3.1 million in exchange for a minority interest in Quantum 3D in the form of Convertible Preferred Shares in connection with Quantum 3D's private round of financing. These terms and pricing of these shares was equivalent to other unaffiliated third participants in the financing round.

     In connection with the termination of Gary Martin's employment with 3dfx, 3dfx and Mr. Martin, who was Chief Financial Officer and Vice President, Administration until January 31, 1998, entered into a Separation Agreement pursuant to which Mr. Martin will remain a temporary employee through August 1, 2000. In addition, all options granted to Mr. Martin pursuant to 3dfx's stock plans will continue to vest through August 1, 2000. In the event of a Change of Control, 3dfx will (i) waive its right to repurchase any unvested shares of common stock owned by Mr. Martin and (ii) accelerate the vesting of all unvested stock options granted to Mr. Martin pursuant to 3dfx's stock plans. For purposes of the separation agreement, a "Change of Control" occurs, subject to some conditions and exceptions, upon (i) the acquisition, directly or indirectly, by any person (other than existing beneficial owners) of securities of 3dfx representing 50% or more of the total voting power represented by 3dfx's then outstanding voting securities; (ii) the merger or consolidation of 3dfx with another corporation in which the voting securities of 3dfx outstanding immediately prior to such merger or consolidation ceased to represent at least 50% of the voting power represented by the voting securities of 3dfx thereafter, or (iii) the liquidation of 3dfx or the sale or disposition of all or substantially all of 3dfx's assets.

     3dfx loaned $100,000 to Janet Leising during fiscal 2000. This loan is expected to be repaid in the near future.

     In March 2000, 3dfx sold the Specialized Technology Group (STG), a business unit that provides digital video products, multi-output MPEG decoder cards and multi-monitor display adapters to a company of which Vanessa Ogle is President. Ms. Ogle is a former employee of 3dfx and is the daughter of William E. Ogle. Mr. Ogle served as the Executive Vice President and Vice Chairman of the Board of Directors of 3dfx until he resigned these positions in January 2000. The transaction was accounted for as an asset sale, comprised primarily of inventory and accounts receivable, in a leveraged buyout by the STG management group. 3dfx will maintain a minority equity interest in STG following the sale. The amount of the transaction was $5.1 million, and as a result, 3dfx recorded a note receivable in the amount of $3.0 million. The note is payable in accordance with a payment schedule, beginning February 1, 2001 and concluding November 1, 2004.

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

                                                              PAGE
                                                             -------
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheets as of December 31, 1998 and
  January 31, 2000..........................................     F-2
Consolidated Statements of Operations for the years ended
  December 31, 1997, December 31, 1998 and January 31, 2000
  and for the month ended January 31, 1999..................     F-3
Consolidated Statement of Changes in Shareholders' Equity
  for the years ended December 31, 1997, December 31, 1998
  and January 31, 2000 and for the month ended January 31,
  1999......................................................     F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, December 31, 1998 and January 31, 2000
  and for the month ended January 31, 1999..................     F-5
Notes to Consolidated Financial Statements..................     F-6
  (a)(2)  Financial Statement Schedules.

Report of Independent Accountants on Financial Statement
  Schedule..................................................     S-1
Schedule II Valuation and Qualifying Accounts for the Years
  Ended December 31, 1997, December 31, 1998 and January 31,
  2000 and for the month ended January 31, 1999.............     S-2
  (a)(3)  Exhibits.

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
  2.1(1)         Agreement and Plan of Reorganization by and between the
                 Registrant and STB Systems, Inc. dated as of December 13,
                 1998 and the related Stock Option Agreement and form of
                 Voting Agreement
  3.1(2)         Restated Articles of Incorporation of the Registrant
  3.2            Bylaws of the Registrant (as amended October 1998)
  3.3(5)         Certificate of Designation of Rights Preferences and
                 Privileges of Series A Participating Preferred Stock of
                 Registrant
  4.1(2)         Specimen Common Stock Certificate
  4.2(5)         Preferred Shares Rights Agreement dated October 30, 1998,
                 between Registrant and BankBoston, N.A., Rights Agent
 10.1(2)         Form of Indemnification Agreement between the Registrant and each of its directors and officers
 10.2(6)         1995 Employee Stock Plan and form of Stock Option Agreement thereunder
 10.3(2)         1997 Director Option Plan and form of Director Stock Option
                 Agreement thereunder
 10.4(2)         1997 Employee Stock Purchase Plan and forms of agreement
                 thereunder
 10.5(2)         Lease Agreement dated August 7, 1996 between Registrant and
                 South Bay/Fortan, and Tenant Estoppel Certificate dated
                 March 25, 1997 between Registrant and CarrAmerica Realty
                 Corporation for San Jose, California office
 10.6(2)         Investors' Rights Agreement dated September 12, 1996,
                 Amendment No. 1 to Investors' Rights Agreement dated
                 November 25, 1996, Amendment No. 2 to Investors' Rights
                 Agreement dated December 18, 1996 and Amendment No. 3 to
                 Investors' Rights Agreement dated March 27, 1997 by and
                 among the Registrant and holders of the Registrant's Series
                 A, Series B and Series Preferred Stock.
 10.7.1(3)       Warrant to purchase shares of Common Stock issued to
                 Creative Labs, Inc.
 10.7.2(2)       Warrant to purchase shares of Series B Preferred Stock
                 issued to MMC/GATX Partnership No. 1.

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
 10.8(2)         Form of Restricted Stock Purchase Agreement between the
                 Registrant and certain shareholders
 10.9(2)         Master Equipment Lease Agreement dated January 1, 1996 by
                 and between the Registrant and MMC/GATX Partnership No. 1
 10.10(2)        Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
 10.11.1*        Amended and Restated Credit Agreement dated December 21,
                 1999 by and between STB Systems, Inc. and Bank One, Texas,
                 N.A. and Comerica Bank-Texas
 10.11.2*        First Amendment to Amended and Restated Credit Agreement
                 dated February 25, 2000 by and between STB Systems, Inc.,
                 Bank One, Texas, N.A. and the Original Lenders as therein
                 defined
 10.11.3*        Guaranty of the Registrant dated November 23, 1999 in favor of Bank One, Texas, N.A. (and other lenders)
 10.11.4*        First Amendment to Guaranty of the Registrant dated as of
                 December 21, 1999 in favor of Bank One, Texas, N.A. (and
                 other lenders)
 10.11.5*        Security Agreement dated as of November 21, 1997 by STB
                 Systems, Inc. in favor of BankOne, Texas, N.A., (and other lenders)
 10.11.6*        First Amendment to Security Agreement dated as of December
                 21, 1999 by STB Systems, Inc. in favor of BankOne, Texas,
                 N.A., (and other lenders)
 10.11.7(7)      Participation Agreement dated as of November 14, 1997 among
                 Asset XVII Holdings Company, L.L.C., as lessor, STB Systems,
                 Inc., as lessee and Bank One, Texas, N.A., as lender
 10.11.8(7)      Lease and Development Agreement dated as of November 14,
                 1997 among Asset XVII Holdings Company, L.L.C., as lessor, and STB Systems, Inc., as lessee
 10.12.1(2)      Change of Control Letter Agreement between the Registrant
                 and Scott D. Sellers
 10.12.2(2)      Change of Control Letter Agreement between the Registrant
                 and Gary Tarolli
 10.13.+(4)      Software License and Co-marketing Agreement made as of June,
                 1997 by and between Electronic Arts, Inc. and the Registrant
 10.14(4)        Master Equipment Lease dated July 1, 1997 by and between the
                 Registrant and Pentech Financial Services, Inc.
 10.15(3)        Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX
 10.16(3)        Separation Agreement dated as of October 12, 1997 by and
                 between the Registrant and Gary P. Martin
 10.17(3)        1997 Supplementary Stock Option Plan and form of Stock
                 Option Agreement thereunder
 10.18(8)        1999 Supplementary Stock Option Plan and form of Stock
                 Option Agreement thereunder
 21.1            Subsidiaries of the Registrant
                 (a) STB Systems, Inc.
                 (b) 3dfx kk Limited (Japan)
                 (c) 3dfx International
                 (d) Galapagos Acquisition Corp.
 23.1*           Consent of PricewaterhouseCoopers LLP, Independent
                 Accountants
 24.1*           Power of Attorney (included on signature page)
 27.1*           Financial Data Schedule

---------------

+ Confidential treatment has been granted for portions of these agreements. Omitted portions have been filed separately with the Commission.

*   Filed herewith.

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

(7) Incorporated by reference to exhibits filed with STB Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(8) Incorporated by reference to exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-86661) which was filed with the Commission on September 7, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2000

                                          3dfx INTERACTIVE, INC.

                                                   /s/ L. ALEX LEUPP
                                          By:
                                          --------------------------------------

                                                         Alex Leupp
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Leupp and David Zacarias, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----
              /s/ L. ALEX LEUPP                President, Chief Executive Officer and     May 1, 2000
---------------------------------------------  Director (Principal Executive Officer)
                (Alex Leupp)

             /s/ DAVID ZACARIAS                Vice President, Administration and Chief   May 1, 2000
---------------------------------------------  Financial Officer (Principal Financial
              (David Zacarias)                 and Accounting Officer)

           /s/ GORDON A. CAMPBELL              Chairman of the Board                      May 1, 2000
---------------------------------------------
            (Gordon A. Campbell)

              /s/ JAMES HOPKINS                Director                                   May 1, 2000
---------------------------------------------
               (James Hopkins)

            /s/ SCOTT D. SELLERS               Director                                   May 1, 2000
---------------------------------------------
             (Scott D. Sellers)

                  SIGNATURE                                      TITLE                       DATE
                  ---------                                      -----                       ----
                                               Director                                   May 1, 2000
---------------------------------------------
                (Anthony Sun)

               /s/ JAMES WHIMS                 Director                                   May 1, 2000
---------------------------------------------
                (James Whims)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of 3dfx Interactive, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of 3dfx Interactive, Inc., at December 31, 1998 and January 31, 2000 and the results of its operations and its cash flows for each of the years ended December 31, 1997, 1998 and January 31, 2000, and for the month ended January 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of 3dfx's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
February 29, 2000, except for Note 13,
which is as of March 27, 2000

                             3DFX INTERACTIVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JANUARY 31,    DECEMBER 31,
                                                                  2000            1998
                                                               -----------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 41,818        $ 92,922
  Short-term investments....................................      24,012           3,058
  Accounts receivable less allowance for doubtful accounts
     of $6,681 and $2,280...................................      66,160          36,335
  Inventory.................................................      45,065          23,991
  Other current assets......................................      28,407          12,089
                                                                --------        --------
  Total current assets......................................     205,462         168,395
Property and equipment, net.................................      40,269          15,629
Intangibles.................................................      12,942              --
Goodwill....................................................      32,709              --
Other assets................................................       4,729              97
                                                                --------        --------
                                                                $296,111        $184,121
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of Credit............................................    $ 25,000        $     --
  Accounts payable..........................................      60,879          41,104
  Accrued liabilities.......................................      20,385          16,031
  Current portion of capitalized lease obligations..........         732             389
                                                                --------        --------
          Total current liabilities.........................     106,996          57,524
                                                                --------        --------
Capitalized lease obligations, less current portion.........       1,881             284
                                                                --------        --------

Commitments (Note 10)
Shareholders' Equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized; none issued and outstanding................          --              --
  Common stock, no par value, 50,000,000 shares authorized;
     24,442,370 and 15,671,067 shares issued and
     outstanding............................................     251,883         126,569
  Warrants..................................................         242             242
  Deferred compensation.....................................        (172)           (697)
  Accumulated other comprehensive income....................       1,844
  Accumulated deficit.......................................     (66,563)            199
                                                                --------        --------
          Total shareholders' equity........................    $187,234         126,313
                                                                --------        --------
                                                                $296,111        $184,121
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR YEAR       FOR YEAR ENDED       FOR THE
                                                      ENDED         DECEMBER 31,      MONTH ENDED
                                                   JANUARY 31,   ------------------   JANUARY 31,
                                                      2000         1998      1997        1999
                                                   -----------   --------   -------   -----------
Revenues.........................................   $360,523     $202,601   $44,069     $17,048
Cost of revenues.................................    287,872      119,618    22,611      14,527
                                                    --------     --------   -------     -------
Gross profit.....................................     72,651       82,983    21,458       2,521
                                                    --------     --------   -------     -------
Operating expenses:
  Research and development.......................     66,062       34,045    12,412       3,340
  Selling, general and administrative............     63,468       35,441    11,390       4,614
  In-process research and development............      4,302           --        --          --
  Restructuring expense..........................      4,382           --        --          --
  Amortization of goodwill and intangibles.......     10,228           --        --          --
          Total operating expenses...............    148,442       69,486    23,802       7,954
                                                    --------     --------   -------     -------
Income (loss) from operations....................    (75,791)      13,497    (2,344)     (5,433)
Interest and other income, net...................      2,180       15,869       630         322
                                                    --------     --------   -------     -------
Income (loss) before income taxes................    (73,611)      29,366    (1,714)     (5,111)
Provision (benefit) for income taxes.............    (10,324)       7,663        --      (1,636)
                                                    --------     --------   -------     -------
Net income (loss)................................   $(63,287)    $ 21,703   $(1,714)    $(3,475)
                                                    ========     ========   =======     =======
Net income (loss) per share:
  Basic..........................................   $  (2.81)    $   1.45   $ (0.16)    $  (.22)
                                                    ========     ========   =======     =======
  Diluted........................................   $  (2.81)    $   1.33   $ (0.16)    $  (.22)
                                                    ========     ========   =======     =======
Shares used in net income (loss) per share
  calculations (Note 1):
  Basic..........................................     22,536       14,917    10,767      15,641
                                                    --------     --------   -------     -------
  Diluted........................................     22,536       16,353    10,767      15,641
                                                    --------     --------   -------     -------

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         CONVERTIBLE
                                       PREFERRED STOCK          COMMON STOCK
                                     --------------------   ---------------------                NOTES        DEFERRED
                                       SHARES     AMOUNT      SHARES      AMOUNT    WARRANTS   RECEIVABLE   COMPENSATION
                                     ----------   -------   ----------   --------   --------   ----------   ------------
Balance at December 31, 1996.......   6,951,692   $28,701    1,890,013   $  1,626     $353        $(19)       $(1,250)
Issuance of Series C Convertible
 Preferred Stock in January 1997 at
 $7.50 per share, less issuance
 costs.............................      70,167      521
Conversion of preferred stock to
 common stock......................  (7,021,859)  (29,222)   7,021,859      2,922
Issuance of common stock in
 connection with the initial public
 offering, less issuance costs.....                          3,450,000     34,336
Issuance of common stock under
 stock option and purchase plans...                            214,757        413
Common stock repurchased...........                           (104,246)        (9)
Exercise of warrants to purchase
 common stock......................                             94,247        714     (329)
Issuance of warrant to purchase
 common stock......................                                                    218
Repayment of notes receivable from
 shareholders......................                                                                 19
Deferred compensation..............                                           415                                (415)
Amortization of deferred
 compensation......................                                                                               484
Net loss...........................
                                     ----------   -------   ----------   --------     ----        ----        -------
Balance at December 31, 1997.......          --       --    12,566,630     66,717      242          --         (1,181)
Issuance of common stock in
 connection with public offering,
 less issuance costs...............                          2,463,140     54,752
Issuance of common stock under
 stock option and purchase plans...                            643,451      2,301
Common stock repurchased...........                             (2,154)        (1)
Tax benefit related to exercise of
 stock options.....................                                         2,800
Amortization of deferred
 compensation......................                                                                               484
Net income.........................
                                     ----------   -------   ----------   --------     ----        ----        -------
Balance at December 31, 1998.......          --       --    15,671,067    126,569      242          --           (697)
Issuance of common stock under
 stock option plan.................                             44,815        140
Amortization of deferred
 compensation......................                                                                                40
Net loss...........................
                                     ----------   -------   ----------   --------     ----        ----        -------
Balance at January 31, 1999........          --       --    15,715,882    126,709      242          --           (657)
Issuance of common stock under
 stock option and purchase plans...                            977,235      4,899
Common stock repurchased...........                           (517,501)    (6,775)
Amortization of deferred
 compensation......................                                                                               484
STB acquisition....................                          8,266,754    127,050
Components of comprehensive income
 (loss):
   Net loss........................
   Unrealized gain on
     investments...................
Total comprehensive income
 (loss)............................
                                     ----------   -------   ----------   --------     ----        ----        -------
Balance at January 31, 2000........          --       --    24,442,370   $251,883     $242        $ --        $  (172)
                                     ==========   =======   ==========   ========     ====        ====        =======

                                      ACCUMULATED      RETAINED
                                         OTHER        EARNINGS/
                                     COMPREHENSIVE   (ACCUMULATED
                                        INCOME         DEFICIT)      TOTAL
                                     -------------   ------------   --------
Balance at December 31, 1996.......                    $(19,790)    $  9,621
Issuance of Series C Convertible
 Preferred Stock in January 1997 at
 $7.50 per share, less issuance
 costs.............................                                      521
Conversion of preferred stock to
 common stock......................                                  (26,300)
Issuance of common stock in
 connection with the initial public
 offering, less issuance costs.....                                   34,336
Issuance of common stock under
 stock option and purchase plans...                                      413
Common stock repurchased...........                                       (9)
Exercise of warrants to purchase
 common stock......................                                      385
Issuance of warrant to purchase
 common stock......................                                      218
Repayment of notes receivable from
 shareholders......................                                       19
Deferred compensation..............                                       --
Amortization of deferred
 compensation......................                                      484
Net loss...........................                      (1,714)      (1,714)
                                                       --------     --------
Balance at December 31, 1997.......                     (21,504)      44,274
Issuance of common stock in
 connection with public offering,
 less issuance costs...............                                   54,752
Issuance of common stock under
 stock option and purchase plans...                                    2,301
Common stock repurchased...........                                       (1)
Tax benefit related to exercise of
 stock options.....................                                    2,800
Amortization of deferred
 compensation......................                                      484
Net income.........................                      21,703       21,703
                                                       --------     --------
Balance at December 31, 1998.......                         199      126,313
Issuance of common stock under
 stock option plan.................                                      140
Amortization of deferred
 compensation......................                                       40
Net loss...........................                      (3,475)      (3,475)
                                                       --------     --------
Balance at January 31, 1999........                      (3,276)     123,018
Issuance of common stock under
 stock option and purchase plans...                                    4,899
Common stock repurchased...........                                   (6,775)
Amortization of deferred
 compensation......................                                      484
STB acquisition....................                                  127,050
Components of comprehensive income
 (loss):
   Net loss........................                     (63,287)     (63,287)
   Unrealized gain on
     investments...................      1,844                         1,844
                                                                    --------
Total comprehensive income
 (loss)............................                                  (61,443)
                                        ------         --------     --------
Balance at January 31, 2000........     $1,844         $(66,563)    $187,234
                                        ======         ========     ========

  The accompanying notes are an intergral part of these financial statements.

                             3DFX INTERACTIVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      ONE
                                                                  FISCAL YEAR ENDED                  MONTH
                                                      -----------------------------------------      ENDED
                                                      JANUARY 31,   DECEMBER 31,   DECEMBER 31,   JANUARY 31,
                                                         2000           1998           1997          1999
                                                      -----------   ------------   ------------   -----------
Cash flows from operating activities:
Net income (loss)..................................    $(63,287)      $21,703        $(1,714)       $(3,475)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation.....................................      14,930         5,249          2,238            675
  Amortization.....................................      10,228            --             --             --
  Write-off of acquired in-process R&D.............       4,302            --             --             --
  Stock compensation...............................         484           484            484             40
  Increase (decrease) in allowance for doubtful
    accounts.......................................        (646)        1,972            230          4,449
  Changes in assets and liabilities:
    Accounts receivable............................       7,087       (24,920)       (12,224)         4,341
    Inventory......................................       5,339       (20,146)         1,115          6,008
    Other assets...................................      (5,318)       (9,456)        (2,275)           327
    Accounts payable...............................       1,765        28,531         10,337        (11,195)
    Accrued and other long-term liabilities........      (8,340)       13,346          1,554           (869)
                                                       --------       -------        -------        -------
  Net cash provided by/(used in) operating
    activities.....................................     (33,456)       16,763           (255)           301
                                                       --------       -------        -------        -------
Cash flows from investing activities:
  Maturities (purchases) of short-term investments,
    net............................................        (893)        2,926         (5,984)       (18,330)
  Acquisition of STB Systems.......................      21,243            --             --             --
  Purchases of property and equipment..............     (25,733)      (13,844)        (4,730)        (1,459)
                                                       --------       -------        -------        -------
  Net cash used in investing activities............      (5,383)      (10,918)       (10,714)       (19,789)
                                                       --------       -------        -------        -------
Cash flows from financing activities:
  Proceeds from issuance of convertible
    preferred stock, net...........................          --            --            521             --
  Proceeds from initial public offerings, net......          --        54,752         34,336             --
  Proceeds from issuance (repurchase) of
    common stock, net..............................      (1,876)        2,300            423            140
  Tax benefit related to exercise of stock
    options........................................          --         2,800             --             --
  Proceeds from exercise of warrants...............          --            --            385             --
  Principal payments of capitalized lease
    obligations, net...............................        (358)         (935)          (751)           108
  Proceeds (payments) on line of credit, net.......       9,209          (777)          (299)            --
                                                       --------       -------        -------        -------
  Net cash provided by financing activities........       6,975        58,140         34,615            248
                                                       --------       -------        -------        -------
Net increase in cash and cash equivalents..........     (31,864)       63,985         23,646        (19,240)
Cash and cash equivalents at beginning of period...      73,682        28,937          5,291         92,922
                                                       --------       -------        -------        -------
Cash and cash equivalents at end of period.........    $ 41,818       $92,922        $28,937        $73,682
                                                       ========       =======        =======        =======
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest.........    $  1,289       $   141        $   263        $     3
  Cash paid during the period for income taxes.....       2,361         6,200             --             --
  Acquisition of property and equipment under
    capitalized lease obligations..................          --            --            842             --

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- 3DFX AND ITS SIGNIFICANT ACCOUNTING POLICIES:

  3dfx

     3dfx Interactive Inc. ("3dfx") was incorporated in California on August 24, 1994. 3dfx develops high performance, cost-effective graphics chips, graphics boards, software and related technology that enables a highly immersive, interactive and realistic 3D experience across multiple hardware platforms. 3dfx has subsidiaries in the United States, Mexico, and other key markets in the world. The consolidated financial statements include the financial statements of 3dfx and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     In March 1999, the Board of Directors determined that it would be in the best interests of 3dfx and its shareholders to change its fiscal year from a December fiscal year to a year beginning on February 1 and ending on January 31 ("January fiscal year"), beginning on February 1, 1999. Accordingly, 3dfx has separately presented the results of operations and cash flows for the one month period ended January 31, 1999.

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

  Revenue recognition

     Revenue from product sales is generally recognized upon product shipment. Revenue resulting from development contracts is recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees are billable. Costs associated with development contracts are included in research and development. Fiscal 1997 includes $1.7 million of development revenue and no amounts were recognized in the other periods presented.

  Cash equivalents and investments

     3dfx considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 2000 and December 31, 1998, approximately $42,444,000 and $85,299,000, respectively, of money market funds and commercial paper instruments, the fair value of which approximate cost, are included in cash and cash equivalents.

     Investments in debt securities are classified as "available for sale" and have maturities greater than three months from the date of acquisition. Investments classified as "available for sale" are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of shareholders' equity. Unrealized gains were $1.8 million during fiscal year ended January 31, 2000. Unrealized gains and losses were not material during the years ended December 31, 1998 and 1997 or during the one month period ended January 31, 1999.

  Concentration of credit risk

     Financial instruments that potentially subject 3dfx to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.

                             3DFX INTERACTIVE, INC.

     3dfx invests primarily in money market accounts, commercial paper instruments and term notes. Cash equivalents and short-term investments are maintained with high quality institutions and their composition and maturities are regularly monitored by management.

     3dfx performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. One customer accounted for 11.4% of accounts receivable at January 31, 2000. Four customers account for 25%, 24%, 11% and 10% of accounts receivable at December 31, 1998.

     The following table summarizes the revenues from customers in excess of 10% of the total revenues:

                                                                 YEARS ENDED
                                                         ---------------------------     ONE MONTH
                                                                        DECEMBER 31,       ENDED
                                                         JANUARY 31,    ------------    JANUARY 31,
                                                            2000        1998    1997       1999
                                                         -----------    ----    ----    -----------
A....................................................        13%         --      --         --
B ...................................................         --        32%     37%         --
C....................................................         --        26%      0%        24%
D....................................................         --        16%     16%        25%
E....................................................         --         --      --        12%

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

     Long-lived assets held and used by 3dfx are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between net book values of the assets and their estimated fair values. 3dfx believes that no long-lived assets were impaired at January 31, 2000 and December 31, 1998.

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

  Stock-based compensation

     3dfx accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, 3dfx adopted the disclosure

                             3DFX INTERACTIVE, INC.

requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (see Note 8).

  Comprehensive Income

     Other comprehensive income for the fiscal year ended January 31, 2000 was $1.8 million, primarily representing unrealized gains from investing activities, resulting in comprehensive income (loss) of $(61.4) million. There was no comprehensive income for the fiscal year ended December 31, 1998 nor for the one month period ended January 31, 1999.

  Earnings (loss) per share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are antidilutive. Reconciliations of the numerators and denominators of the basic and diluted per share computations are as follows (in thousands):

                                                                                    ONE MONTH
                                                         FISCAL YEAR ENDED            ENDED
                                                    ----------------------------   JANUARY 31,
                                                      2000      1998      1997        1999
                                                    --------   -------   -------   -----------
Net income (loss) available to common
  shareholders (numerator).......................   $(63,287)  $21,703   $(1,714)    $(3,475)
                                                    --------   -------   -------     -------
Weighted average shares outstanding (denominator
  for basic computations)........................     22,536    14,917    10,767      15,641
                                                    ========   =======   =======     =======
Effect of dilutive securities-common stock
  equivalents....................................         --     1,436        --          --
Weighted average shares outstanding (denominator
  for diluted computation).......................     22,536    16,353    10,767      15,641
                                                    ========   =======   =======     =======
Basic income (loss) per share....................   $  (2.81)  $  1.45   $ (0.16)    $ (0.22)
                                                    ========   =======   =======     =======
Diluted income (loss) per share..................   $  (2.81)  $  1.33   $ (0.16)    $ (0.22)
                                                    ========   =======   =======     =======

     During the fiscal year ended January 31, 2000, the one month period ended January 31, 1999 and the fiscal years ended December 31, 1998 and 1997, options to purchase approximately 6,484,389, 3,499,000, 560,392 and 2,505,984 shares and warrants to purchase approximately 36,960, 36,960, 36,960 and 93,636 shares, respectively, were outstanding but are not included in the computation because they are antidilutive.

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of 3dfx's revenues and the majority of its costs are denominated in U.S. dollars, and to date 3dfx has not entered into any derivative contracts. 3dfx does not expect that the adoption of SFAS 133 will have a material effect on its financial statements.

                             3DFX INTERACTIVE, INC.

The effective date of SFAS 133, as amended, is for fiscal quarters of fiscal years beginning after June 15, 2000.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statement," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB No. 101 did not have a material impact on 3dfx's financial statements.

NOTE 2 -- ACQUISITION OF STB SYSTEMS, INC.

     In May 1999, 3dfx completed the STB merger. As a result of the merger, STB is now a wholly owned subsidiary of 3dfx. The merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period of three days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under both the Black Sholes formula and in accordance with the merger agreement) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), $(7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates. The intangible assets and goodwill acquired have estimated useful lives and estimated first year amortization, as follows:

                                                                         ESTIMATED     FISCAL 2000
                                                           AMOUNT       USEFUL LIFE    AMORTIZATION
                                                         -----------    -----------    ------------
Purchased existing technology:
  1.5 year life......................................    $ 6,475,000     1.5 years      $3,540,000
  3 year life........................................      4,966,000       3 years       1,357,000
Trademarks...........................................      4,406,000       5 years         722,000
Workforce-in-place...................................      2,250,000       5 years         369,000
Executive covenants..................................      1,000,000       5 years         164,000
Goodwill.............................................     37,900,000       5 years       5,190,000

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

     Net Cash Flows. The net cash flows from the identified projects are based on 3dfx's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility. The estimated revenues are based on management projections of each in-process project and the business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending December 31, 1999 and decline from 2000 into 2001 as other new products are expected to become

                             3DFX INTERACTIVE, INC.

available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions of our competitors and us.

     Gross Margins. Projected gross margins associated with the identified projects approximate STB's recent historical performance and are in line with comparable industry margins. The estimated selling, general and administrative costs are consistent with STB's historical cost structure, which is in line with industry averages at approximately 10% of revenues. Research and development costs are consistent with STB's historical cost structure.

     Royalty Rate. 3dfx applied a royalty charge of 25% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

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

     The following represents the unaudited pro forma results of operations of 3dfx for fiscal 2000 and 1998 as if the acquisition was consummated on January 1, 1998. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisition. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at January 1, 1998 or the results that may occur in the future.

                                                                JANUARY 31,    DECEMBER 31,
                                                                   2000            1998
                                                                -----------    ------------
Revenues....................................................     $441,312        $467,441
Net income (loss)...........................................     $(81,061)       $  9,110
Basic net income (loss) per share...........................     $  (3.69)       $   0.40
Diluted net income (loss) per share.........................     $  (3.69)       $   0.37

                             3DFX INTERACTIVE, INC.

NOTE 3 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                JANUARY 31,    DECEMBER 31,
                                                                   2000            1998
                                                                -----------    ------------
Inventory:
  Raw material..............................................     $ 26,708        $ 2,891
  Work-in-progress..........................................        8,940         16,565
  Finished goods............................................     $  9,417          4,535
                                                                 --------        -------
                                                                 $ 45,065        $23,991
                                                                 --------        -------
Property and equipment:
  Computer equipment........................................     $ 27,108        $15,539
  Purchased computer software...............................       18,035          5,253
  Furniture and equipment...................................       28,113          3,350
                                                                 --------        -------
                                                                   73,256         24,142
  Less: Accumulated depreciation and amortization...........      (32,987)        (8,513)
                                                                 --------        -------
                                                                 $ 40,269        $15,629
                                                                 ========        =======

     Assets acquired under capitalized lease obligations are included in property and equipment and totaled $5,529,000 and $2,529,000 with related accumulated amortization of $4,120,000 and $2,146,000 at January 31, 2000 and December 31, 1998, respectively.

                                                                JANUARY 31,    DECEMBER 31,
                                                                   2000            1998
                                                                -----------    ------------
Accrued liabilities:
  Income taxes payable......................................     $  4,807        $ 5,788
  Accrued salaries, wages and benefits......................        4,150          2,839
  Sales returns reserves....................................        1,245          2,938
  Accrued marketing costs...................................        3,104             --
  Other accrued liabilities.................................        7,079          4,466
                                                                 --------        -------
                                                                 $ 20,385        $16,031
                                                                 ========        =======

NOTE 4 -- RESTRUCTURING CHARGES:

     During the fiscal year ended January 31, 2000, 3dfx incurred restructuring expenses totaling approximately $4,382,000. Approximately $2,552,000 of this amount related to downsizing the expense levels of 3dfx given the 3dfx's current financial losses, and $1,830,000 related to a one-time reduction in workforce related to the merger with STB.

NOTE 5 -- DEBT:

     3dfx has a line of credit agreement with a bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable or $25,000,000. Borrowings under the line are secured by $25,000,000 of cash and short-term investments and all of 3dfx's owned assets and bear interest at Libor plus 100 basis points (6.82% as of January 31, 2000). The agreement requires that 3dfx maintain certain levels of tangible net worth and generally prohibits 3dfx from paying cash dividends. As of January 31, 2000, 3dfx was in compliance with its covenants. The line of credit expires on December 19, 2000. At January 31, 2000, $25,000,000 was outstanding under this line of credit.

                             3DFX INTERACTIVE, INC.

     3dfx has a $3,000,000 term loan which is payable in 60 monthly installments of principal and interest beginning on November 1, 1997. The term loan bears interest at Libor plus 250 basis points (8.32% as of January 31, 2000). At January 31, 2000, $1,944,000 was outstanding under the term loan.

     3dfx has a lease line of credit with a bank, which provides for the purchase of up to $5,000,000 of property and equipment. Borrowings under this line is secured by all of 3dfx's owned assets and bears interest at the bank's prime rate plus 0.75% per annum. The agreement requires that 3dfx maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. As of December 31, 1998, 3dfx was in compliance with its covenants. The equipment line of credit expires in December 2001. At January 31, 2000, there were no borrowings outstanding under this equipment line of credit.

NOTE 6 -- DEVELOPMENT CONTRACT:

     In February 1997, 3dfx entered into a development and license agreement with Sega Enterprises, Ltd., under which 3dfx is entitled to receive development contract revenues and royalties based upon a cumulative volume of units sold by Sega which include 3dfx's product. 3dfx recognized development contract revenues of $1,817,000 in the year ended December 31, 1997, representing a non-refundable amount due for the delivery of certain engineering designs and revenue recognized under the percentage of completion method of accounting. 3dfx has no further obligations to Sega with regard to the $1,817,000 of development contract revenue recognized. 3dfx did not earn any royalty revenue in the year ended December 31, 1997. Costs incurred during the period relating to this contract are included in research and development expense.

     In July 1997, Sega terminated the development and license agreement with 3dfx. In August 1997, 3dfx filed a lawsuit against Sega alleging breach of contract, interference with the contract, misrepresentation, unfair competition and threatened misappropriation of trade secrets. In September 1998, 3dfx settled its lawsuit relating to this agreement and has accounted for this settlement in its Consolidated Statements of Operations in the category, Interest and Other Income, net.

NOTE 7 -- SHAREHOLDERS' EQUITY:

  Common stock

     3dfx has issued 1,646,250 shares of its common stock to founders and investors. The shares either vested immediately or vested on various dates through 1999. 3dfx can buy back unvested shares at the original price paid by the purchasers in the event the purchasers' employment with 3dfx is terminated for any reason. There were no such repurchases in fiscal 2000 or 1998.

     In addition, during the fiscal years ended January 31, 2000 and December 31, 1998, certain employees exercised options to purchase 22,041 and 44,640 shares of common stock, respectively, which are subject to a right of repurchase by 3dfx at the original share issuance price. The repurchase right lapses over a period generally ranging from two to four years. During the fiscal years ended January 31, 2000 and December 31, 1998, 12,501 and 2,154 shares of common stock, respectively, were repurchased.

     On June 16, 1999, 3dfx announced a stock repurchase program, whereby 3dfx was authorized by its board of directors to repurchase shares of its common stock in the open market. In accordance with the program, 3dfx subsequently repurchased 505,000 shares of its common stock for approximately $6.8 million.

     As of January 31, 2000 and December 31, 1998, approximately 8,917 and 44,640 shares, respectively, of common stock were subject to these repurchase rights.

                             3DFX INTERACTIVE, INC.

     In June 1997, 3dfx completed its initial public offering and issued 3,000,000 shares of its common stock to the public at a price of $11.00 per share. 3dfx received cash of approximately $30,400,000, net of underwriting discounts and commissions. Upon the closing of initial public offering, all outstanding shares of 3dfx's then outstanding convertible preferred stock were automatically converted into shares of common stock. On July 25, 1997, 3dfx's underwriter exercised an option to purchase an additional 450,000 shares of common stock at a price of $11.00 per share to cover over-allotments. 3dfx received cash of approximately $3,900,000, net of underwriting discounts and commissions.

     In March 1998, 3dfx completed its secondary public offering of 2,900,000 shares of common stock at a price of $23.75 per share. Of the 2,900,000 shares offered, 2,028,140 were sold by 3dfx and 871,860 were sold by selling shareholders. 3dfx received cash of approximately $45,500,000, net of underwriting discounts and commissions and other offering costs. 3dfx did not receive any of the proceeds from the sale of shares by the selling shareholders. On March 23, 1998, the 3dfx's underwriters exercised an option to purchase an additional 435,000 shares of common stock at a price of $23.75 per share to cover over-allotments. 3dfx received cash of approximately $9,300,000, net of underwriting discounts and commissions and other offering costs.

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

  Warrants

     In March 1995, 3dfx issued a warrant to a vendor to purchase 43,750 shares of Series A Convertible Preferred Stock at $2.00 per share. The warrant was deemed by management to have a nominal value at the date of grant. Upon completion of 3dfx's IPO, this warrant was exchanged for a warrant to purchase common stock. This warrant has been exercised in full and exchanged for 43,750 shares of common stock.

     In January 1996, 3dfx entered into a line of credit. To secure the line, 3dfx issued to the lessor a warrant to purchase 19,886 shares of Series B Convertible Preferred Stock at an exercise price of $4.40. The warrant expires on January 1, 2003. The warrant was deemed by management to have a nominal value at the date of grant. Upon completion of 3dfx' IPO, this warrant was exchanged for a warrant to purchase common stock. A portion of this warrant has been executed and exchanged for 12,926 shares of 3dfx common stock. 3dfx has reserved 6,960 shares of common stock for the exercise of this warrant.

     In 1996, 3dfx issued to a university a warrant to purchase 5,000 shares of Series C Convertible Preferred Stock at an exercise price of $7.50 per share. This warrant was deemed to have a value of approximately $40,285 at the date of grant and the related cost was recognized as other expense and research and development expense, respectively, during 1996. The warrant for 5,000 shares expires on December 31, 2001. Upon completion of 3dfx's IPO, the warrant for 5,000 shares was exchanged for a warrant to purchase common stock. 3dfx has reserved 5,000 shares of common stock for the exercise of this warrant.

     On December 3, 1997, 3dfx issued a warrant to purchase 25,000 shares of common stock at a exercise price of $13.875 per share in conjunction with developing a relationship with another company. The

                             3DFX INTERACTIVE, INC.

warrant is fully exercisable and expires December 3, 2002. 3dfx valued the warrant under the "Black-Scholes" formula at approximately $218,000. The warrant value will be amortized over a one-year period as a cost of revenue. 3dfx has reserved 25,000 shares of common stock for the exercise of this warrant.

     As of January 31, 2000, 3dfx had reserved 36,960 shares of common stock for the exercise of warrants.

NOTE 8 -- STOCK OPTION PLANS:

  The 1995 Plan

     In May 1995, 3dfx adopted a Stock Plan (the "1995 Plan") which provides for granting of incentive and nonqualified stock options to employees, consultants and directors of 3dfx. In May 1998 and May 1999, 3dfx's shareholders approved an increase of 1,700,000 and 2,000,000 shares, respectively, of Common Stock to be reserved for issuance under the 1995 Plan. As of January 31, 2000, 6,375,000 shares of Common Stock have been reserved for issuance under the 1995 Plan.

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

  The 1997 Plan

     In October 1997, 3dfx adopted the 1997 Supplementary Stock Plan (the "1997 Plan"), which provides for granting of nonqualified stock options to employees (excluding officers, consultants and directors) of 3dfx. Under the 1997 Plan, 1,200,000 shares of Common Stock have been reserved for issuance at January 31, 2000.

     Options granted under the 1997 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock on the date of grant. Options granted under the 1997 Plan generally vest 25% on the first anniversary of the grant date and 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

  The 1999 Plan

     In July 1999, 3dfx adopted the 1999 Supplementary Stock Plan (the "1999 Plan"), which provides for granting of nonqualified stock options to employees (excluding officers, consultants and directors) of 3dfx and reserved 1,000,000 shares of Common Stock for issuance under the 1999 Plan. At January 31, 2000, 1,000,000 shares of Common Stock have been reserved for issuance under the 1999 Plan.

     Options granted under the 1999 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock on the date of grant. Options granted under the 1999 Plan generally vest 25% on the first anniversary of the grant date and 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

                             3DFX INTERACTIVE, INC.

  Directors' Option Plan

     In March 1997, 3dfx adopted a 1997 Directors' Option Plan. Under this plan options to purchase 150,000 shares of Common Stock may be granted. The plan provides that options may be granted at a price not less than fair value of a share at the date of grant. The Director's Option Plan provides for an initial option grant to purchase 12,500 shares of Common Stock to each new non-employee director of 3dfx at the date he or she becomes a director. Each non-employee director and Chairman of the Board of Directors will annually be granted an option to purchase 5,000 and 10,000 shares of Common Stock, respectively, beginning with the 1998 annual meeting of shareholders. If a director serves on either the Audit Committee or Compensation Committee, he or she will annually be granted an option to purchase 1,000 shares of Common Stock, respectively, beginning with the 1997 annual meeting of shareholders. Options granted under the Director' Plan are generally for ten years and are granted at the fair market value of the stock on the date of grant. The initial 12,500 option grant vests at a rate of 1/48 per month following the date of grant. The annual option grant of 5,000, 10,000 or 1,000 vests at a rate of 1/12 per month following the date of grant.

     The following is a summary of activity under the 1995 Plan, the 1997 Plan, the 1999 Plan and the Directors' Option Plan during the periods ended December 31, 1997 and 1998, January 31, 1999, and January 31, 2000:

                                                             OPTIONS                       WEIGHTED
                                                          AVAILABLE FOR     OPTIONS        AVERAGE
                                                              GRANT       OUTSTANDING   EXERCISE PRICE
                                                          -------------   -----------   --------------
Balance at December 31, 1996...........................       218,157      1,538,509        $ 0.54
Additional shares authorized...........................     1,274,992             --            --
  Granted..............................................    (1,306,244)     1,306,244        $12.15
  Exercised............................................            --       (180,015)       $ 0.49
  Canceled.............................................       158,754       (158,754)       $ 3.86
  Repurchased..........................................        20,391             --        $ 0.08
                                                           ----------     ----------
Balance at December 31, 1997...........................       366,050      2,505,984        $ 6.38
Additional shares authorized...........................     2,400,000             --            --
  Granted..............................................    (3,617,765)     3,617,765        $15.72
  Exercised............................................            --       (478,104)       $ 1.34
  Canceled.............................................     2,098,488     (2,098,488)       $19.16
  Repurchased..........................................         2,154             --        $ 0.27
                                                           ----------     ----------
Balance at December 31, 1998...........................     1,248,927      3,547,157        $ 9.02
  Grants in January 1999...............................       (83,850)        83,850        $12.38
  Exercises in January 1999............................            --        (44,815)       $ 3.13
  Cancellations in January 1999........................        87,192        (87,192)       $ 7.80
                                                           ----------     ----------        ------
Balance at January 31, 1999............................     1,252,269      3,499,000        $ 9.21
Additional shares authorized...........................     3,000,000             --
  Options related to acquisition of STB................      (566,913)       566,913        $10.72
  Grants...............................................    (4,800,897)     4,800,897        $11.68
  Exercised............................................            --       (692,088)       $ 3.60
  Cancelled............................................     1,690,333     (1,690,333)       $12.46
                                                           ----------     ----------
Balance at January 31, 2000............................       574,792      6,484,389        $10.92
                                                           ==========     ==========

     At fiscal 2000, 1998 and 1997, 1,129,810, 768,183 and 471,937 respectively,
Common Stock options were vested.

                             3DFX INTERACTIVE, INC.

     Prior to 3dfx completing its IPO, 3dfx granted options for the purchase of 2,460,307 shares of Common Stock to employees at exercise prices ranging from $0.20 to $12.00 per share. Management calculated deferred compensation of approximately $1,900,000 related to options granted prior to the completion of 3dfx's IPO. Such deferred compensation will be amortized over the vesting period of which relating to these options, of which $196,000, $484,000, $484,000 and $484,000 has been amortized during the years ended December 31, 1996, 1997 and 1998 and January 31, 2000, respectively. Deferred compensation of $40,000 was amortized for the one month period ended January 31, 1999.

     In October 1998, substantially all outstanding options with an exercise price in excess of $10.88 per share were canceled and replaced with new options having an exercise price of $10.88, the fair market value on the date that the employees accepted the repricing. A total of 1,409,790 options were repriced. This repricing excluded executive officers. In December 1998, a repricing for executive officers occurred where substantially all outstanding options with an exercise price in excess of $13.13 per share were canceled and replaced with new options having an exercise price of $13.13, the fair market value on the date that the executive officers accepted the repricing. A total of 330,000 options were repriced. In both the October and December repricings, any option holder accepting such offer was not permitted to exercise the repriced option (both vested and unvested shares) in the first twelve months following the date of the applicable repricing.

     Information relating to stock options outstanding under the 1995 Plan, the 1997 Plan, the 1999 Plan and the Directors' Plan at January 31, 2000 is as follows:

                             OPTIONS OUTSTANDING                     OPTIONS VESTED
                  ------------------------------------------   --------------------------
                                 WEIGHTED
                                  AVERAGE
                                 REMAINING       WEIGHTED                     WEIGHTED
   RANGE OF         NUMBER      CONTRACTUAL      AVERAGE        NUMBER        AVERAGE
EXERCISE PRICES   OUTSTANDING      LIFE       EXERCISE PRICE    VESTED     EXERCISE PRICE
---------------   -----------   -----------   --------------   ---------   --------------
$  0.20 - 0.90       227,337       6.53           $ 0.57         195,763       $ 0.55
$  6.83 - 8.50       398,687       7.05             8.23         238,500         8.09
$         8.88     1,232,250       9.83             8.88              --           --
$         8.91     1,113,200       9.74             8.91              --           --
$ 9.05 - 10.77       472,144       9.27             9.70          78,995        10.24
$        10.88       866,153       8.16            10.88         270,673        10.88
$11.00 - 16.00     1,109,556       8.20            12.74         323,414        12.98
$        17.00       978,750       9.28            17.00              --           --
$17.37 - 23.25        86,312       8.56            20.90          22,465        22.50
--------------     ---------       ----           ------       ---------       ------
         Total     6,484,389       8.89           $10.92       1,129,810       $ 9.29
                   =========       ====           ======       =========       ======

  Employee Stock Purchase Plan

     In March 1997, 3dfx's board of directors approved an Employee Stock Purchase Plan. Under this plan, employees of 3dfx can purchase common stock through payroll deductions. A total of 2,350,000 shares have been reserved for issuance under this plan. As of January 31, 2000, 485,228 shares have been purchased under the Employee Stock Purchase Plan.

                             3DFX INTERACTIVE, INC.

  Certain Pro Forma Disclosures

     3dfx accounts for its stock option plans and the Employee Stock Purchase Plan in accordance with the provisions of APB 25. Had 3dfx recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and the Employee Stock Purchase Plan, 3dfx's net income (loss) and net income (loss) per share would have been:

                                                         YEAR          YEAR ENDED        ONE MONTH
                                                         ENDED        DECEMBER 31,         ENDED
                                                      JANUARY 31,   -----------------   JANUARY 31,
                                                         2000        1998      1997        1999
                                                      -----------   -------   -------   -----------
Pro forma net income (loss)........................    $(75,915)    $16,067   $(3,705)    $(3,913)
Pro forma basic net income (loss) per share........    $  (3.37)    $  1.08   $ (0.32)    $ (0.25)
Pro forma diluted net income (loss) per share......    $  (3.37)    $  0.98   $ (0.32)    $ (0.25)

     The pro forma effect on net income (loss) and net income (loss) per share for fiscal 2000, 1998 and 1997 is not representative of the pro forma effect on net income (loss) and net income (loss) per share in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     For the years ended January 31, 2000, December 31, 1998 and 1997, the fair value of each option on the date of grant was determined utilizing the Black-Scholes model.

     The following assumptions were used for the stock option plans and the Employee Stock Purchase Plan for the years ended January 31, 2000, December 31, 1998 and 1997:

                                                                YEAR ENDED      YEAR ENDED
                                                                JANUARY 31,    DECEMBER 31,
                                                                -----------    ------------
                                                                   2000        1998    1997
                                                                -----------    ----    ----
Stock option plans:
Expected dividend yield.....................................         --          --      --
Expected stock price volatility.............................         70%         70%     70%
Risk free interest rate.....................................        5.7%        5.1%    5.7%
Expected life (years).......................................        6.5         5.9     4.0
Employee stock purchase plan:
Expected dividend yield.....................................         --          --      --
Expected stock price volatility.............................         70%         70%     70%
Risk free interest rate.....................................        5.2%        4.8%    5.4%
Expected life (years).......................................        0.5         0.5     0.5

     The weighted average fair value of stock options granted in the years ended January 31, 2000, December 31, 1998 and 1997 was $8.04, $13.12 and $12.15 per
share, respectively.

  Benefit Plan

     As of January 31, 2000, 3dfx had two 401(k) Savings Plans which plans allow all United States employees to participate by making salary deferral contributions to the 401(k) Savings Plans. 3dfx may make discretionary contributions to the 401(k) Savings Plans upon approval by the board of directors. As of January 31, 2000, 3dfx has contributed to one of the 401(k) Savings Plans but not the other.

                             3DFX INTERACTIVE, INC.

NOTE 9 -- INCOME TAXES:

     Income before income taxes and the significant components of the provision for income taxes comprise:

                                                                 YEAR ENDED
                                                         ---------------------------    MONTH ENDED
                                                         JANUARY 31,    DECEMBER 31,    JANUARY 31,
                                                            2000            1998           1999
                                                         -----------    ------------    -----------
Income before income taxes...........................     $(73,611)       $29,366         $(5,111)
                                                          ========        =======         =======
Provision for income taxes
  Current:
     Federal.........................................     $ (8,936)       $12,309         $(1,513)
     State...........................................       (1,558)         2,525            (124)
                                                          --------        -------         -------
                                                           (10,494)        14,834          (1,637)
                                                          --------        -------         -------
  Deferred:
     Federal.........................................          148         (6,252)              1
     State...........................................           22           (919)              0
                                                          --------        -------         -------
                                                               170         (7,171)              1
                                                          --------        -------         -------
Total provision for income taxes.....................     $(10,324)       $ 7,663         $(1,636)
                                                          ========        =======         =======

     The components of net deferred income tax assets are as follows:

                                                                JANUARY 31,    DECEMBER 31,
                                                                   2000            1998
                                                                -----------    ------------
Net operating losses........................................     $  9,876        $ 4,337
Expenses not currently deductible...........................       11,867          7,171
Tax credit carryforwards....................................        2,422            186
                                                                 --------        -------
Deferred tax assets.........................................       24,164         11,695
Less: valuation allowance...................................      (17,164)        (4,524)
                                                                 --------        -------
Net deferred income tax assets..............................     $  7,000        $ 7,171
                                                                 ========        =======

     3dfx's actual provision differs from the provision(benefit) computed by applying the statutory federal income tax rate to income(loss) before income taxes as follows:

                                                            YEAR ENDED
                                            -------------------------------------------    MONTH ENDED
                                            JANUARY 31,    DECEMBER 31,    DECEMBER 31,    JANUARY 31,
                                               2000            1998            1997           1999
                                            -----------    ------------    ------------    -----------
Tax (benefit) at statutory federal tax
  rate...................................     (25,028)        10,278           (600)         (1,738)
State taxes, net of federal tax
  benefit................................      (3,959)         1,687            (98)           (147)
R&D credit...............................          --           (692)            --              --
In process research and development......       1,723             --             --              --
Goodwill amortization....................       4,097             --             --              --
Change in valuation allowance............      12,577         (4,299)           698              --
Other, net...............................         266            689             --             249
                                              -------         ------           ----          ------
Total provision for taxes................     (10,324)         7,663             --          (1,636)
                                              =======         ======           ====          ======

                             3DFX INTERACTIVE, INC.

     At January 31, 2000, 3dfx had net operating loss carryforwards for federal and state income tax purposes of approximately $23,700,000 and $34,100,000, respectively. If not utilized, the federal and state net operating losses will begin to expire beginning in 2011 and 2001, respectively.

     Deferred tax assets of approximately $1,500,000 as of January 31, 2000 relate to certain net operating loss carryforwards resulting from the disqualifying sale of employee stock options and stock purchase plans. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

     Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. Management believes that it is more likely than not that the Company will not realize a portion of its deferred tax assets and, accordingly, a valuation allowance of $17,164,000 has been established for such amounts at January 31, 2000.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

     3dfx leases under noncancelable operating leases for certain of its facilities and equipment in addition to equipment capital leases. Rent expense on the operating leases for fiscal 2000, 1998 and 1999 was approximately $6,679,000, $1,657,000 and $658,000, respectively.

     Future minimum lease payments under the operating and capitalized leases are as follows (in thousands):

                                                                OPERATING    CAPITALIZED
                                                                 LEASES        LEASES
                                                                ---------    -----------
2001........................................................      8,857           900
2002........................................................      8,773           720
2003........................................................      8,366           540
2004........................................................      6,419            --
2005........................................................      5,836            --
Thereafter..................................................     42,877            --
                                                                 ------         -----
  Total minimum lease payments..............................     81,128         2,160
                                                                 ======         =====
Less: amount representing interest..........................                       79
Present value of minimum lease payments.....................                    2,081
Less: current portion.......................................                      732
                                                                                -----
Noncurrent portion of capitalized lease obligations.........                    1,349
                                                                                =====

     The non current portion of capitalized lease obligations does not include $532,000, representing long-term lease liabilities to be amortized ratably over 3dfx's existing leases primarily in connection with its headquarters facilities located in San Jose, Ca.

  Purchase Commitments

     3dfx's manufacturing relationship with Taiwan Semiconductor Manufacturing Corporation ("TSMC") allows 3dfx to cancel all outstanding purchase orders, but requires the repayment of all expenses incurred to date. As of January 31, 2000, TSMC had incurred approximately $30,845,000 of manufacturing expenses on 3dfx's outstanding purchase orders. 3dfx does not expect to cancel any of its outstanding purchase orders.

                             3DFX INTERACTIVE, INC.

  Contingencies

     A securities class action lawsuit was filed October 9, 1998 in Dallas County, Texas against STB, which 3dfx acquired by merger in May, 1999. The suit was brought against STB and some of its officers and directors and the underwriters who participated in the STB secondary offering on March 20, 1998. The petition alleges that the registration statement for the secondary public offering contained false and misleading statements of material facts and omitted to state material facts. The petition asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 581-33A of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired STB common stock in the public offering. The petition seeks recission and/or unspecified damages. STB denies the allegations in the petition and intends to defend the lawsuit vigorously.

     On December 17, 1999, a similar securities class action lawsuit was also filed in the United States District Court for the Northern District of Texas, Dallas Division, against STB and three of its officers and directors. The action asserts claims against Sections 10 and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission. STB denies the allegations in the petition and intends to defend the lawsuit vigorously. On February 8, 2000 another similar securities class action lawsuit was filed in the United States District Court for the Northern District of Texas, Dallas Division against STB and three of its officers and directors. STB denies allegations in the action and intends to vigorously defend the lawsuit. These two actions have now been consolidated.

     3dfx is a party from time to time to some other legal proceedings arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from such claims will not have a material adverse effect on its financial position.

NOTE 11 -- RELATED PARTY TRANSACTIONS:

     Since April 1995, a consulting company has been providing management services to 3dfx for which 3dfx pays a monthly fee of $5,000 for consulting services. The Chairman and a director of the board of directors of 3dfx are also officers of the consulting company. Total payments for such management services during fiscal year 2000, calendar years 1998, and 1997 were $55,000, $60,000 and $60,000, respectively.

     During fiscal year 2000, calendar years 1998, and 1997 a member of the board of directors provided consulting services to 3dfx. Total payments for such consulting services in fiscal year 2000, calendar years 1998, and 1997 were $45,000, $60,000 and $45,000, respectively.

     In April 1997, an officer of 3dfx resigned and subsequently founded Quantum3D, Inc., a supplier of advanced graphic subsystems based on 3dfx technology. Sales to Quantum3D, Inc. during fiscal years 2000, 1998, and 1997 totaled $1,588,000, $670,000 and $949,000, respectively. As of January 31, 2000,
3dfx has an outstanding trade receivable from Quantum3D, Inc. of approximately $360,000.

     In April 1999, 3dfx invested an amount of $3.1 million in exchange for a minority interest in Quantum 3D in the form of Convertible Preferred Shares in connection with Quantum 3D's private round of financing. These terms and pricing of these shares was equivalent to other unaffiliated third participants in the financing round.

     In connection with the termination of an employee's employment with 3dfx, and its Chief Financial Officer and Vice President, Administration on January 31, 1998, 3dfx entered into a Separation Agreement pursuant to which the employee will remain a temporary employee through August 1, 2000. In addition, all options granted to the employee pursuant to 3dfx's stock plans will continue to vest through August 1, 2000. In the event of a Change of Control (as defined in the Separation Agreement), 3dfx will (i) waive its right to repurchase any unvested shares of common stock owned by the employee and (ii) accelerate

                             3DFX INTERACTIVE, INC.

the vesting of all unvested stock options granted to the employee pursuant to 3dfx's stock plans. For purposes of the separation agreement, a "Change of Control" occurs, subject to some conditions and exceptions, upon (i) the acquisition, directly or indirectly, by any person (other than existing beneficial owners) of securities of 3dfx representing 50% or more of the total voting power represented by 3dfx's then outstanding voting securities; (ii) the merger or consolidation of 3dfx with another corporation in which the voting securities of 3dfx outstanding immediately prior to such merger or consolidation ceased to represent at least 50% of the voting power represented by the voting securities of 3dfx thereafter, or (iii) the liquidation of 3dfx or the sale or disposition of all or substantially all of 3dfx's assets.

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION:

     3dfx has adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS131"). Based on its operating management and financial reporting structure, 3dfx has determined that it has one reportable business segment: the design, development and sale of graphics boards incorporating 3dfx's proprietary graphics chips. The following is a summary of product revenue by geographic area based on the location of shipments (in thousands):

                                                          FISCAL YEAR ENDED
                                                  ----------------------------------       MONTH
                                                                    DECEMBER 31,           ENDED
                                                  JANUARY 31,    -------------------    JANUARY 31,
                                                     2000          1998       1997         1999
                                                  -----------    --------    -------    -----------
United States..................................    $193,941      $144,415    $29,835      $ 9,325
International..................................     166,582        61,186     14,234        7,723
                                                   --------      --------    -------      -------
Total..........................................    $360,523      $202,601    $44,069      $17,048
                                                   ========      ========    =======      =======

     All sales are denominated in United States dollars. For all periods presented, substantially all of 3dfx's long-lived assets were located in the United States.

NOTE 13 -- SUBSEQUENT EVENTS

     In March 2000, 3dfx entered into a Merger Agreement with Gigapixel Corporation, a Delaware Corporation ("Gigapixel"). The Merger Agreements provides for the Merger of a newly formed, wholly owned subsidiary of 3dfx with and into Gigapixel (the "Merger"). Gigapixel will be the surviving corporation of the Merger and, upon consummation will become a wholly owned subsidiary of 3dfx. 3dfx intends to account for this merger under the purchase method of accounting. The Merger is contingent upon approval of both 3dfx's and Gigapixel's shareholders, among other conditions.

     In March 2000, 3dfx sold the Specialized Technology Group (STG), a business unit that provides digital video products, multi-output MPEG decoder cards and multi-monitor display adapters to a company of which Vanessa Ogle is President. Ms. Ogle is a former employee of 3dfx and is the daughter of William E. Ogle. Mr. Ogle served as Executive Vice President and Vice Chairman of the Board of Directors of 3dfx until he resigned these positions in January 2000. The transaction was accounted for as an asset sale, comprised primarily of inventory and accounts receivable, in a leveraged buyout by the STG management group. 3dfx will maintain a minority equity interest of less than 15% in STG following the sale. The amount of the transaction was $5.1 million, and as a result, 3dfx recorded a note receivable in the amount of $3.0 million. The note is payable in accordance with a payment schedule, beginning February 1, 2001 and concluding November 1, 2004.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of 3dfx Interactive, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 29, 2000, appearing in the 2000 Annual Report to Shareholders of 3dfx Interactive, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
May 1, 2000

                                  SCHEDULE II

                             3DFX INTERACTIVE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED JANUARY 21, 2000 AND DECEMBER 31, 1998, AND 1997
                        AND MONTH ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                       CHARGED TO     ASSUMED
                                           BEGINNING   COSTS AND     FROM STB                  ENDING
                                            BALANCE     EXPENSES    ACQUISITION   DEDUCTIONS   BALANCE
                                           ---------   ----------   -----------   ----------   -------
Allowance for Doubtful Accounts:
  Year ended January 31, 2000...........    $6,729      $ 2,392       $   598       $3,038     $ 6,681
  Month ended January 31, 1999..........    $2,280      $ 4,449       $     0       $    0     $ 6,729
  Year ended December 31, 1998..........    $  308      $ 2,561       $     0       $  589     $ 2,280
  Year ended December 31, 1997..........    $   78      $   250       $     0       $   20     $   308
Inventory Reserves:
  Year ended January 31, 2000...........    $7,828      $   909       $18,000       $8,241     $18,496
  Month ended January 31, 1999..........    $7,828      $     0       $     0       $    0     $ 7,828
  Year ended December 31, 1998..........    $  661      $10,817       $     0       $3,650     $ 7,828
  Year ended December 31, 1997..........    $  632      $    40       $     0       $   11     $   661

                             3DFX INTERACTIVE, INC.

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
  2.1(1)         Agreement and Plan of Reorganization by and between the
                 Registrant and STB Systems, Inc. dated as of December 13,
                 1998 and the related Stock Option Agreement and form of
                 Voting Agreement
  3.1(2)         Restated Articles of Incorporation of the Registrant
  3.2            Bylaws of the Registrant (as amended October 1998)
  3.3(5)         Certificate of Designation of Rights Preferences and
                 Privileges of Series A Participating Preferred Stock of
                 Registrant
  4.1(2)         Specimen Common Stock Certificate
  4.2(5)         Preferred Shares Rights Agreement dated October 30, 1998,
                 between Registrant and BankBoston, N.A., Rights Agent
 10.1(2)         Form of Indemnification Agreement between the Registrant and each of its directors and officers
 10.2(6)         1995 Employee Stock Plan and form of Stock Option Agreement thereunder
 10.3(2)         1997 Director Option Plan and form of Director Stock Option
                 Agreement thereunder
 10.4(2)         1997 Employee Stock Purchase Plan and forms of agreement
                 thereunder
 10.5(2)         Lease Agreement dated August 7, 1996 between Registrant and
                 South Bay/Fortan, and Tenant Estoppel Certificate dated
                 March 25, 1997 between Registrant and CarrAmerica Realty
                 Corporation for San Jose, California office
 10.6(2)         Investors' Rights Agreement dated September 12, 1996,
                 Amendment No. 1 to Investors' Rights Agreement dated
                 November 25, 1996, Amendment No. 2 to Investors' Rights
                 Agreement dated December 18, 1996 and Amendment No. 3 to
                 Investors' Rights Agreement dated March 27, 1997 by and
                 among the Registrant and holders of the Registrant's Series
                 A, Series B and Series Preferred Stock.
 10.7.1(3)       Warrant to purchase shares of Common Stock issued to
                 Creative Labs, Inc.
 10.7.2(2)       Warrant to purchase shares of Series B Preferred Stock
                 issued to MMC/GATX Partnership No. 1.
 10.8(2)         Form of Restricted Stock Purchase Agreement between the
                 Registrant and certain shareholders
 10.9(2)         Master Equipment Lease Agreement dated January 1, 1996 by
                 and between the Registrant and MMC/GATX Partnership No. 1
 10.10(2)        Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
 10.11.1*        Amended and Restated Credit Agreement dated December 21,
                 1999 by and between STB Systems, Inc. and Bank One, Texas,
                 N.A. and Comerica Bank-Texas
 10.11.2*        First Amendment to Amended and Restated Credit Agreement
                 dated February 25, 2000 by and between STB Systems, Inc.,
                 Bank One, Texas, N.A. and the Original Lenders as therein
                 defined
 10.11.3*        Guaranty of the Registrant dated November 23, 1999 in favor of Bank One, Texas, N.A. (and other lenders)
 10.11.4*        First Amendment to Guaranty of the Registrant dated as of
                 December 21, 1999 in favor of Bank One, Texas, N.A. (and
                 other lenders)
 10.11.5*        Security Agreement dated as of November 21, 1997 by STB
                 Systems, Inc. in favor of BankOne, Texas, N.A., (and other lenders)
 10.11.6*        First Amendment to Security Agreement dated as of December
                 21, 1999 by STB Systems, Inc. in favor of BankOne, Texas,
                 N.A., (and other lenders)

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
 10.11.7(7)      Participation Agreement dated as of November 14, 1997 among
                 Asset XVII Holdings Company, L.L.C., as lessor, STB Systems,
                 Inc., as lessee and Bank One, Texas, N.A., as lender
 10.11.8(7)      Lease and Development Agreement dated as of November 14,
                 1997 among Asset XVII Holdings Company, L.L.C., as lessor, and STB Systems, Inc., as lessee
 10.12.1(2)      Change of Control Letter Agreement between the Registrant
                 and Scott D. Sellers
 10.12.2(2)      Change of Control Letter Agreement between the Registrant
                 and Gary Tarolli
 10.13.+(4)      Software License and Co-marketing Agreement made as of June,
                 1997 by and between Electronic Arts, Inc. and the Registrant
 10.14(4)        Master Equipment Lease dated July 1, 1997 by and between the
                 Registrant and Pentech Financial Services, Inc.
 10.15(3)        Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX
 10.16(3)        Separation Agreement dated as of October 12, 1997 by and
                 between the Registrant and Gary P. Martin
 10.17(3)        1997 Supplementary Stock Option Plan and form of Stock
                 Option Agreement thereunder
 10.18(8)        1999 Supplementary Stock Option Plan and form of Stock
                 Option Agreement thereunder
 21.1            Subsidiaries of the Registrant
                 (a) STB Systems, Inc.
                 (b) 3dfx kk Limited (Japan)
                 (c) 3dfx International
                 (d) Galapagos Acquisition Corp.
 23.1*           Consent of PricewaterhouseCoopers LLP, Independent
                 Accountants
 24.1*           Power of Attorney (included on signature page)
 27.1*           Financial Data Schedule

---------------

+ Confidential treatment has been granted for portions of these agreements. Omitted portions have been filed separately with the Commission.

*   Filed herewith.

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

(7) Incorporated by reference to exhibits filed with STB Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(8) Incorporated by reference to exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 (File No. 333-86661) which was filed with the Commission on September 7, 1999.