Form 10-K/A
period 2000-01-31
3DFX INTERACTIVE INC
filed 2000-06-06
CIK 1010026

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                  Form 10-K/A
                                Amendment No. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 5, 2000 of $8.38 per share, as reported on the Nasdaq National Market, was approximately $168,659,360. Shares of common stock held by each officer and director and by each person known to 3dfx Interactive, Inc. who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 5, 2000, the registrant had outstanding 24,644,437 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     Unless the context otherwise requires, the term "3dfx" when used in this Form 10-K/A ("Report") and in the Annual Report to the Stockholders refers to 3dfx Interactive, Inc., a California corporation, and its consolidated subsidiaries and predecessors. This Report and the Annual Report to Stockholders contain some forward-looking statements within the meaning of the federal securities laws. When used therein, the words "expects," "plans," "believes," "anticipating," "estimates," and similar expressions are intended to identify forward-looking statements. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" below.

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS

     On September 21, 1998, 3dfx filed suit against nVidia in Northern California District Federal Court. The complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. Discovery in the case is presently under way.

     A securities class action lawsuit was filed October 9, 1998 in Dallas County, Texas against STB Systems, Inc. ("STB"), which 3dfx acquired by merger in May, 1999. The suit was brought against STB and some of its officers and directors and the underwriters who participated in the STB secondary offering on March 20, 1998. The petition alleges that the registration statement for the secondary public offering contained false and misleading statements of material facts and omitted to state material facts. The petition asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 581-33A of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired STB common stock in the public offering. The petition seeks recission and/or unspecified damages. That action was removed to federal court in April 2000.

     On December 17, 1999, a similar securities class action lawsuit was also filed in the United States District Court for the Northern District of Texas, Dallas Division, against STB and three of its officers and directors. The action asserts claims under Sections 10 and 20 of the Securities Exchange Act of 1934. On February 8, 2000, another similar class action lawsuit, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934, was filed against STB and three of its officers and directors in the United States District Court for the Northern District of Texas. All of these actions have subsequently been consolidated, and the parties have now reached an agreement in principle to settle their actions. The settlement, which is subject to final documentation and Court approval, does not reflect any admission of liability by any of the defendants. The principal terms of the settlement call for the establishment of a settlement fund consisting of $4.7 million to be paid by insurance.

     3dfx is a party from time to time to some other legal proceedings arising in the ordinary course of business. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from such claims will not have a material adverse effect on its financial position.

                                    PART II

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

     Gross Profit. Gross profit consists of total revenues less cost of sales. Cost of sales consists primarily of costs associated with the purchase of components and the procurement of semiconductors from 3dfx's contract manufacturers, labor and overhead associated with procurement, assembly, testing, packaging, warehousing and shipping, and warranty costs. Gross profit as a percentage of revenues was 20% and 41% for the fiscal years ended January 31, 2000 and December 31, 1998, respectively. The decrease can be primarily attributed to the gross profit generated from the sales of board-level products, which have lower margins as compared with the margins on chip-only products. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with the Voodoo3 and Voodoo Banshee products sold in fiscal 2000, as compared with the margins of Voodoo2 and Voodoo Graphics products sold in fiscal 1998. 3dfx's future gross profits will be affected by the overall level of sales; the mix of products sold in a period; manufacturing yields; the impact of price protection credits granted to 3dfx's customers; and 3dfx's ability to reduce product procurement costs.

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

     - Uncertainty in the marketplace or customer concern regarding the impact of the merger on the combined company could result in customers or potential customers of 3dfx or GigaPixel deferring purchasing or licensing decisions until they have had an opportunity to assess that impact, or ceasing to do business with 3dfx and GigaPixel altogether, which could harm the business of the combined company.

     - Because some GigaPixel customers and licensees compete with 3dfx, these customers and licensees may cease to do business, or may reduce the amount of business that they do, with the combined company, which could cause a decline in the combined company's revenues.

     - The merger will dramatically increase the number of freely tradeable 3dfx shares and will result in a substantial dilution to current 3dfx shareholders, which could drive down the price of 3dfx common stock. Upon the issuance of shares of 3dfx common stock in connection with the merger, current GigaPixel shareholders will hold approximately 37.2% of the then outstanding number of shares of common stock of 3dfx, based on the number of shares of 3dfx common stock outstanding on March 27, 2000. Subject to certain contractual restrictions and relevant securities laws generally applicable to affiliates, all of the shares of 3dfx common stock issued in the merger will be freely tradable in the public market. Actual sales or the perception of the potential for significant sales in the public market of a substantial number of these shares following completion of the merger could adversely affect the market price of 3dfx common stock.

     - GigaPixel has reported net losses in recent historical periods, and if these losses continue, they would adversely affect 3dfx's financial performance and condition. GigaPixel has incurred net losses for both of the years ended December 31, 1998 and December 31, 1999. If the combined company is not successful in reversing the performance of GigaPixel's business operations, those business operations would have a negative impact on the overall business of the combined company.

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

3dfx MAY EXPERIENCE UNEXPECTED REVENUE SHORTFALLS AND QUARTERLY VARIATIONS IN OPERATING RESULTS.

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

     - Changes in demand for 3dfx's products or for its customers' products

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

     - The timing of new product announcements or introductions by competitors

     - Product obsolescence and the management of product transitions

     - Production delays

     - Decreases in the average selling prices of products

     Any one or more of the factors listed above or other factors could cause 3dfx to fail to achieve its revenue and profitability expectations. Most of 3dfx's operating expenses are relatively fixed in the short term. 3dfx may be unable to rapidly adjust spending to compensate for any unexpected sales shortfall, which could materially harm quarterly operating results. As a result of the above factors, 3dfx does not believe that you should rely on period-to-period comparisons of results of operations as an indication of future performance or that the results of any one quarter should be viewed as indicative of results to be expected for a full fiscal year.

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

     3dfx will depend, in part, on its ability to develop leading technologies, enhance its existing services and develop and introduce new technologies and products to meet the needs of 3dfx's customers. 3dfx also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although 3dfx will strive to be a technological leader, future technology advances may not complement or be compatible with its products. In addition, 3dfx may be unable to economically and timely incorporate technology changes and technology advances into its business. 3dfx may be unsuccessful in effectively using new technologies, adapting its services to emerging industry standards or developing, introducing and marketing product enhancements or new products. 3dfx may also experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. The inability or delay of 3dfx to develop and introduce new technologies or products or to enhance existing products or services on a timely and cost-effective basis, or the failure of new technologies or products to achieve market acceptance, could have a material adverse effect on its business, operating results and financial condition.

3DFX'S OPERATIONS DEPEND ON THE EXPERIENCE OF KEY PERSONNEL AND ITS ABILITY TO RETAIN, ATTRACT AND INTEGRATE ITS KEY PERSONNEL.

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

AS NEARLY ALL OF THE REVENUES OF 3DFX WILL BE DERIVED FROM THE PC AND GRAPHICS BOARD AND CHIP INDUSTRIES, A DOWNTURN IN ANY ONE OF THESE INDUSTRIES WOULD LIKELY ADVERSELY AFFECT 3DFX'S BUSINESS.

     For the fiscal years ended December 31, 1997, December 31, 1998 and January 31, 2000, 93%, 100% and 100% of 3dfx's revenues were derived from graphics chips and graphics boards sold for use in PCs. 3dfx expects to continue to derive its revenues primarily from the sale of products for use in PCs and, in the longer term, for use in the consumer product markets. These markets are cyclical and have been characterized by:

     -  Rapid technological change;

     -  Evolving industry standards;

     -  Cyclical and seasonal market patterns;

     -  Frequent new product introductions and short product life cycles;

     -  Significant price competition and price erosion;

     -  Fluctuating inventory levels;

     -  Alternating periods of over-capacity and capacity constraints;

     -  Variations in manufacturing costs and yields; and

     -  Significant expenditures for capital equipment and product development.

     The PC market has grown substantially in recent years. However, such growth may not continue. A decline in PC or semiconductor sales or in the growth rate of such sales would likely reduce demand for 3dfx's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the manufacturers may abruptly stop purchasing additional inventory from suppliers such as 3dfx until the excess inventory has been used. Such suspension of purchases or any reduction in the demand for PCs generally, or for particular products that incorporate 3dfx's products, would materially harm 3dfx's business.

     In addition, the PC market has experienced significant economic downturns at various times in the past, characterized by lower product demand and accelerated reduction of product prices. In addition, the consumer product market will likely experience significant volatility as it develops. 3dfx may experience substantial period-to-period fluctuations in its results of operations due to general conditions in the semiconductor industry.

BECAUSE 3DFX DEPENDS ON THE RETAIL/DISTRIBUTOR DISTRIBUTION CHANNEL, THE INABILITY TO ADEQUATELY SUPPORT THE RETAIL/DISTRIBUTOR DISTRIBUTION CHANNEL WOULD LIKELY HARM 3DFX'S ABILITY TO SELL AND TO MARKET ITS PRODUCTS.

     3dfx's products have historically been distributed in the retail/distributor distribution channel. To access the retail/distributor channel, 3dfx depends on getting adequate retail shelf space to sell its products. 3dfx has developed a presence in the retail/distributor distribution channel through its own marketing efforts, as well as through the significant marketing efforts of a number of its customers. Although 3dfx successfully penetrated the retail/distributor distribution channel, there can be no assurances that this success will continue in the future.

3DFX'S LIMITED EXPERIENCE IN MANAGING AND INTEGRATING ORGANIZATIONS MAY RESULT IN FUTURE ACQUISITIONS OR JOINT VENTURES BEING DIFFICULT AND DISRUPTIVE.

     3dfx regularly evaluates acquisition and joint venture opportunities, and in the future 3dfx may make acquisitions of other companies or technologies or enter into joint ventures. 3dfx's proposed merger with GigaPixel is an example of such an acquisition. These acquisitions or joint ventures may divert the time and resources of 3dfx's management. Further, 3dfx has limited experience in integrating newly acquired organizations into its operations. Acquisitions involve many risks, including:

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

3DFX'S LIMITED OPERATING HISTORY MAKES THE ASSESSMENT OF ITS FUTURE OPERATING RESULTS DIFFICULT.

     3dfx has been shipping products only since the third quarter of 1996. This limited operating history makes the assessment of 3dfx's future operating results difficult. Additionally, 3dfx incurred net losses of approximately $1.7 million in fiscal 1997 and $63.3 million in fiscal 2000. The net losses in fiscal 2000 were attributable to substantial reduction in revenues due to a delayed product launch, changes in component costs with no ability to adjust pricing, additional unanticipated costs relating to 3dfx's merger with STB Systems, Inc. ("STB") and continuing significant costs incurred in product research, development and testing and in connection with the amortization of intangibles. 3dfx may also be unable to sustain or to increase revenues on a consistent basis in the future, and in the near term, it is unlikely to have profits due to the amortization of intangibles.

3DFX'S FINANCIAL RESULTS DEPEND SIGNIFICANTLY ON ITS ABILITY TO CONTINUALLY DEVELOP NEW PRODUCTS AND TECHNOLOGIES.

     The markets for which 3dfx's products and technologies are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. As a result, the financial performance of 3dfx depends to a significant extent on 3dfx's ability to successfully develop new products. Because of the rapidly changing technologies in the businesses in which 3dfx will operate, 3dfx believes that significant expenditures for research and development will continue to be required by 3dfx in the future. To succeed in these businesses, 3dfx must anticipate the features and functionality that customers will demand. 3dfx must then incorporate those features and functionality into products that meet the design requirements of the PC, graphics chip and graphics board markets and the timing requirements of retail selling seasons. The success of 3dfx's new product introductions will depend on several factors, including:

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

BECAUSE 3DFX'S PRODUCTS WILL HAVE SHORT PRODUCT LIFE CYCLES, 3DFX MUST SUCCESSFULLY MANAGE PRODUCT TRANSITIONS.

     In the past, 3dfx's products have had short product life cycles, and 3dfx believes that its products will continue to have short product life cycles in the future. A failure by 3dfx to successfully introduce new products within a given product cycle could materially harm its business for that cycle and possibly in subsequent cycles. Any such failure could also damage 3dfx's brand name, reputation and relationships with its customers and cause long-term harm to its business.

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

BECAUSE 3dfx DEPENDS ON THIRD PARTY DEVELOPERS AND PUBLISHERS TO CREATE AND MARKET SOFTWARE TITLES THAT OPERATE WITH ITS GRAPHICS CHIPS, THERE CAN BE NO ASSURANCE THAT A SUFFICIENT NUMBER OF QUALITY SOFTWARE TITLES THAT ARE COMPATIBLE WITH 3DFX'S PRODUCTS WILL BE DEVELOPED.

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

BECAUSE 3dfx PRIMARILY DEPENDS ON A SINGLE GRAPHICS BOARD MANUFACTURING FACILITY, ANY DISRUPTION OF THE GRAPHICS BOARD MANUFACTURING OPERATIONS AT THIS FACILITY COULD MATERIALLY HARM 3DFX'S BUSINESS.

     3dfx's sole graphics board manufacturing facility is located in Juarez, Mexico. Although a portion of 3dfx's board production is secured from third party sources, 3dfx is substantially dependent on this single manufacturing facility. As a result, any disruption of 3dfx's graphics board manufacturing operations at this facility could materially harm its business. Such disruption could result from various factors, including difficulties in attracting and retaining qualified manufacturing employees, difficulties associated with the use of new, reconfigured or upgraded manufacturing equipment, labor disputes, human error, governmental or political risks or a natural disaster such as an earthquake, tornado, fire or flood.

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

     3dfx relies on foreign third-party manufacturing, assembly and testing operations that are located in Asia for its graphics chips and relies primarily on its own Mexican manufacturing facility for graphics boards. 3dfx also has significant export sales. These international operations subject 3dfx to a number of risks associated with conducting business outside of the United States. These risks include:

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

     3dfx's success will depend upon its proprietary technology. 3dfx currently relies upon a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology rights. Despite current efforts to protect these proprietary rights, protective measures may not be adequate to prevent misappropriation or independent third-party development of 3dfx's technology. The laws of many foreign jurisdictions offer less protection of intellectual property rights than the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in other jurisdictions. In addition, 3dfx may need to litigate claims against third parties to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. On September 21, 1998, 3dfx filed suit against nVidia in Northern California District Federal Court. 3dfx's complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. Discovery in this case is presently under way. This litigation, and other litigation like it, could result in substantial cost and diversion of management resources. A successful claim against 3dfx could effectively block its ability to use or license its technology in the United States or abroad. Any failure of 3dfx to protect its proprietary rights adequately could have a material adverse effect on the business, operating results and financial condition of 3dfx.

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

     3dfx competes primarily against companies that offer a board or chip solution to the 3D/2D PC graphics market. These companies typically have operated in the PC 2D graphics market and now offer 3D capability as an enhancement to their 2D solutions. These competitors include ATI Technologies, Inc., S3 Incorporated, Creative Technology Ltd. and nVidia. 3dfx also faces potential competition from companies that have focused on the high-end of the 3D market and the production of 3D systems targeted for the professional engineering market, including 3Dlabs, Inc., Integraph Corporation and SGI. These companies are developing lower cost versions of their 3D technology to bring workstation-like 3D graphics to mainstream applications. Intel Corporation also competes in the 3D graphics market by offering an integrated core logic/3D/2D solution aimed at the mainstream PC market. These companies may enter the interactive electronics entertainment market, and, if they do, then 3dfx may not be able to compete successfully against them.

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

LITIGATION MAY DIVERT 3DFX'S RESOURCES AND REDUCE THE MARKET PRICE OF 3DFX'S COMMON STOCK.

     In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. It is possible that similar litigation could be brought against 3dfx. Such litigation could result in substantial costs and would likely divert management's attention and resources. Any adverse determination in such litigation could also subject 3dfx to significant liabilities. A securities class action lawsuit of this type was filed October 9, 1998 in Dallas County, Texas against STB, which 3dfx acquired by merger in May 1999. The suit was brought against STB and some of its officers and directors and the underwriters who participated in the STB secondary offering on March 20, 1998. The petition alleges that the registration statement for the secondary public offering contained false and misleading statements of material facts and omitted to state material facts. The petition asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 581-33A of the Texas Securities Act on behalf of a purported class of persons who purchased or otherwise acquired STB common stock in the public offering. The petition seeks recission and/or unspecified damages. That action was removed to federal court in April 2000. On December 17, 1999, a similar securities class action lawsuit was also filed in the United States District Court for the Northern District of Texas, Dallas Division, against STB and three of its officers and directors. The action asserts claims under Sections 10 and 20 of the Securities Exchange Act of 1934. On February 8, 2000, another similar class action lawsuit, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934, was filed against STB and three of its officers and directors in the United States District Court for the Northern District of Texas. All of these actions have subsequently been consolidated, and the parties have now reached an agreement in principle to settle them. The settlement, which is subject to final documentation and Court approval, does not reflect any admission of liability by any of the defendants. The principal terms of the settlement call for the establishment of a settlement fund consisting of $4.7 million to be paid by insurance.

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

3DFX'S SHAREHOLDER RIGHTS PLAN MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING CONTROL OF 3DFX.

     On October 30, 1998, 3dfx adopted a shareholder rights plan that gives each holder of 3dfx common stock the right to purchase one one-thousandth of a share of 3dfx's preferred stock if a tender or exchange offer is announced by an entity or individual that has acquired 12% or more of 3dfx's outstanding common stock. The shareholder rights plan may make it more difficult for a third party to acquire control of 3dfx or may discourage acquisition bids for 3dfx altogether.

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

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 5, 2000 information regarding the beneficial ownership of 3dfx's outstanding common stock by:

     - Each person known by 3dfx to own beneficially more than five percent of the outstanding common stock

     - Each director and each chief executive officer and the four other most highly compensated executive officers whose salary and bonus for fiscal 2000 exceeded $100,000

     -  All directors and executive officers of 3dfx as a group

     The following calculations of the percentage of outstanding shares are based on 24,644,437 shares of 3dfx's common stock outstanding as of June 5, 2000.

     Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Information for each 5% shareholder is derived solely from filings with the Commission on or before June 5, 2000.

     Shares of the common stock subject to options that are presently exercisable or exercisable within 60 days of June 5, 2000 are deemed outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. These options are separately set forth below in the column titled "Options."

NAME AND ADDRESS (1)                                   SHARES     OPTIONS     TOTAL     PERCENTAGE
--------------------                                  --------    -------   ---------   ----------
FIVE PERCENT STOCKHOLDERS:
Gilder Gagnon Howe & Co. LLC (2)....................  2,669,602        --   2,669,602     10.8%
  1775 Broadway, 26th Floor
  New York, NY 10019
David A. Rocker(3)..................................  1,232,628        --   1,232,628      5.0%
  c/o Rocker Partners, L.P.
  45 Rockefeller Plaza, Suite 1759
  New York, NY 10111
DIRECTORS AND OFFICERS:
L. Gregory Ballard..................................    50,000         --      50,000      *
Richard Burns.......................................        --     23,333      23,333      *
Gordon A. Campbell..................................   381,632(4)  82,000     463,632      1.9%
James L. Hopkins....................................     2,498     82,985      85,483      *
Alex Leupp..........................................        --     12,469      12,469      *
Scott D. Sellers....................................   205,000     94,974     299,974      1.2%
Anthony Sun.........................................    16,000     18,000      34,000      *
James Whims.........................................     2,400     63,833      66,233      *
David Zacarias......................................     1,261     68,490      69,751      *
Janet Leising.......................................     2,500         --       2,500      *
All executive officers and directors as a group (10
  persons)..........................................   615,791    537,068   1,152,859      4.7%

---------------

 *  Less than 1%.
(1) Except as otherwise noted, address is c/o 3dfx Interactive, Inc., 4435 Fortran Drive, San Jose, CA 95134.
(2) Information with respect to Gilder Gagnon Howe & Co. LLC was obtained from a
    Schedule 13G filed with the Securities and Exchange Commission, which indicates that Gilder Gagnon Howe & Co. LLC has no voting power with respect to the shares beneficially held, but does share dispositive power over these shares that are held in customer accounts.
(3) Information with respect to David A. Rocker was obtained from a Schedule 13G filed with the Securities and Exchange Commission, which indicates that Mr. Rocker has sole voting and dispositive power over all of the shares indicated by virtue of his position as the sole managing partner of Rocker Partners, L.P., and through Rocker Offshore Management Company, Inc., an investment advisor to Compass Holdings, Ltd.
(4) Includes 77,084 shares held by Techfarm, L.P., and 3,854 held by Techfarm Management Inc. (dba Techfarm, Inc.), 300,694 shares held by Gordon A. Campbell. Mr. Campbell is President of Techfarm, Inc., the general partner of Techfarm, L.P. and Mr. Campbell disclaims beneficial ownership of the shares held by Techfarm, L.P. and Techfarm Management Inc.

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
  2000 and for the month ended January 31, 1999.............     S-2
  (a)(3)  Exhibits.

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
  2.1(1)         Agreement and Plan of Reorganization by and between the
                 Registrant and STB Systems, Inc. dated as of December 13,
                 1998 and the related Stock Option Agreement and form of
                 Voting Agreement
  3.1(2)         Restated Articles of Incorporation of the Registrant
  3.2(10)        Bylaws of the Registrant (as amended May 1999)
  3.3(5)         Certificate of Determination Series A Participating
                 Preferred Stock of Registrant
  4.1(2)         Specimen Common Stock Certificate
  4.2(5)         Preferred Shares Rights Agreement dated October 30, 1998,
                 between Registrant and BankBoston, N.A., Rights Agent
 10.1(2)         Form of Indemnification Agreement between the Registrant and each of its directors and officers
 10.2(6)         1995 Employee Stock Plan and form of Stock Option Agreement thereunder
 10.3(2)         1997 Director Option Plan and form of Director Stock Option
                 Agreement thereunder
 10.4(2)         1997 Employee Stock Purchase Plan and forms of agreement
                 thereunder
 10.5(2)         Lease Agreement dated August 7, 1996 between Registrant and
                 South Bay/Fortan, and Tenant Estoppel Certificate dated
                 March 25, 1997 between Registrant and CarrAmerica Realty
                 Corporation for San Jose, California office
 10.6(2)         Investors' Rights Agreement dated September 12, 1996,
                 Amendment No. 1 to Investors' Rights Agreement dated
                 November 25, 1996, Amendment No. 2 to Investors' Rights
                 Agreement dated December 18, 1996 and Amendment No. 3 to
                 Investors' Rights Agreement dated March 27, 1997 by and
                 among the Registrant and holders of the Registrant's Series
                 A, Series B and Series Preferred Stock.
 10.7.1(3)       Warrant to purchase shares of Common Stock issued to
                 Creative Labs, Inc.
 10.7.2(2)       Warrant to purchase shares of Series B Preferred Stock
                 issued to MMC/GATX Partnership No. 1.

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
 10.8(2)         Form of Restricted Stock Purchase Agreement between the
                 Registrant and certain shareholders
 10.9(2)         Master Equipment Lease Agreement dated January 1, 1996 by
                 and between the Registrant and MMC/GATX Partnership No. 1
 10.10(2)        Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
 10.11.1(9)      Amended and Restated Credit Agreement dated December 21,
                 1999 by and between STB Systems, Inc. and Bank One, Texas,
                 N.A. and Comerica Bank-Texas
 10.11.2(9)      First Amendment to Amended and Restated Credit Agreement
                 dated February 25, 2000 by and between STB Systems, Inc.,
                 Bank One, Texas, N.A. and the Original Lenders as therein
                 defined
 10.11.3(9)      Guaranty of the Registrant dated November 23, 1999 in favor of Bank One, Texas, N.A. (and other lenders)
 10.11.4(9)      First Amendment to Guaranty of the Registrant dated as of
                 December 21, 1999 in favor of Bank One, Texas, N.A. (and
                 other lenders)
 10.11.5(9)      Security Agreement dated as of November 21, 1997 by STB
                 Systems, Inc. in favor of BankOne, Texas, N.A., (and other lenders)
 10.11.6(9)      First Amendment to Security Agreement dated as of December
                 21, 1999 by STB Systems, Inc. in favor of BankOne, Texas,
                 N.A., (and other lenders)
 10.11.7(7)      Participation Agreement dated as of November 14, 1997 among
                 Asset XVII Holdings Company, L.L.C., as lessor, STB Systems,
                 Inc., as lessee and Bank One, Texas, N.A., as lender
 10.11.8(7)      Lease and Development Agreement dated as of November 14,
                 1997 among Asset XVII Holdings Company, L.L.C., as lessor, and STB Systems, Inc., as lessee
 10.12.1(2)      Change of Control Letter Agreement between the Registrant
                 and Scott D. Sellers
 10.12.2(2)      Change of Control Letter Agreement between the Registrant
                 and Gary Tarolli
 10.13.+(4)      Software License and Co-marketing Agreement made as of June,
                 1997 by and between Electronic Arts, Inc. and the Registrant
 10.14(4)        Master Equipment Lease dated July 1, 1997 by and between the
                 Registrant and Pentech Financial Services, Inc.
 10.15(3)        Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX
 10.16(3)        Separation Agreement dated as of October 12, 1997 by and
                 between the Registrant and Gary P. Martin
 10.17(3)        1997 Supplementary Stock Option Plan and form of Stock
                 Option Agreement thereunder
 10.18(8)        1999 Supplementary Stock Option Plan and form of Stock
                 Option Agreement thereunder
 21.1            Subsidiaries of the Registrant
                 (a) STB Systems, Inc.
                 (b) 3dfx kk Limited (Japan)
                 (c) 3dfx International
                 (d) Galapagos Acquisition Corp.
 23.1*           Consent of PricewaterhouseCoopers LLP, Independent
                 Accountants
 24.1(9)         Power of Attorney
 27.1(9)         Financial Data Schedule

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

(9) Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

(10) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4 (File 333-76355) filed on April 15, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2000

                                          3dfx INTERACTIVE, INC.

                                                    /s/ ALEX LEUPP
                                          By:
                                          --------------------------------------

                                                         Alex Leupp
                                               President and Chief Executive
                                                           Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                  SIGNATURE                                      TITLE                        DATE
                  ---------                                      -----                        ----
               /s/ ALEX LEUPP                  President, Chief Executive Officer and     June 5, 2000
---------------------------------------------  Director (Principal Executive Officer)
                (Alex Leupp)

             /s/ DAVID ZACARIAS                Vice President, Administration and Chief   June 5, 2000
---------------------------------------------  Financial Officer (Principal Financial
              (David Zacarias)                 and Accounting Officer)

                      *                        Chairman of the Board                      June 5, 2000
---------------------------------------------
            (Gordon A. Campbell)

                      *                        Director                                   June 5, 2000
---------------------------------------------
               (James Hopkins)

                      *                        Director                                   June 5, 2000
---------------------------------------------
             (Scott D. Sellers)

                                               Director                                   June 5, 2000
---------------------------------------------
                (Anthony Sun)

                      *                        Director                                   June 5, 2000
---------------------------------------------
                (James Whims)

             */s/ DAVID ZACARIAS
 -------------------------------------------
              (David Zacarias)
              Attorney-in-Fact

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

                                                                JANUARY 31,    DECEMBER 31,
                                                                   2000            1998
                                                                -----------    ------------
Revenues....................................................     $441,312        $467,441
Net income (loss)...........................................     $(81,061)       $  9,110
Basic net income (loss) per share...........................     $  (3.39)       $   0.40
Diluted net income (loss) per share.........................     $  (3.39)       $   0.37

                             3DFX INTERACTIVE, INC.

NOTE 3 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                JANUARY 31,    DECEMBER 31,
                                                                   2000            1998
                                                                -----------    ------------
Inventory:
  Raw material..............................................     $ 26,708        $ 2,891
  Work-in-progress..........................................        8,940         16,565
  Finished goods............................................     $  9,417          4,535
                                                                 --------        -------
                                                                 $ 45,065        $23,991
                                                                 --------        -------
Property and equipment:
  Computer equipment........................................     $ 27,108        $15,539
  Purchased computer software...............................       18,035          5,253
  Furniture and equipment...................................       28,113          3,350
                                                                 --------        -------
                                                                   73,256         24,142
  Less: Accumulated depreciation and amortization...........      (32,987)        (8,513)
                                                                 --------        -------
                                                                 $ 40,269        $15,629
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
                   =========       ====           ======       =========       ======

  Employee Stock Purchase Plan

     In March 1997, 3dfx's board of directors approved an Employee Stock Purchase Plan. Under this plan, employees of 3dfx can purchase common stock through payroll deductions. A total of 750,000 shares have been reserved for issuance under this plan. As of January 31, 2000, 485,228 shares have been purchased under the Employee Stock Purchase Plan.

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

                                                       CHARGED TO     ASSUMED
                                           BEGINNING   COSTS AND     FROM STB                  ENDING
                                            BALANCE     EXPENSES    ACQUISITION   DEDUCTIONS   BALANCE
                                           ---------   ----------   -----------   ----------   -------
Allowance for Doubtful Accounts:
  Year ended January 31, 2000...........    $6,729      $ 2,392       $   598       $3,038     $ 6,681
  Month ended January 31, 1999..........    $2,280      $ 4,449       $     0       $    0     $ 6,729
  Year ended December 31, 1998..........    $  308      $ 2,561       $     0       $  589     $ 2,280
  Year ended December 31, 1997..........    $   78      $   250       $     0       $   20     $   308
Inventory Reserves:
  Year ended January 31, 2000...........    $7,828      $   909       $18,000       $8,241     $18,496
  Month ended January 31, 1999..........    $7,828      $     0       $     0       $    0     $ 7,828
  Year ended December 31, 1998..........    $  661      $10,817       $     0       $3,650     $ 7,828
  Year ended December 31, 1997..........    $  632      $    40       $     0       $   11     $   661

                             3DFX INTERACTIVE, INC.

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
  2.1(1)         Agreement and Plan of Reorganization by and between the
                 Registrant and STB Systems, Inc. dated as of December 13,
                 1998 and the related Stock Option Agreement and form of
                 Voting Agreement
  3.1(2)         Restated Articles of Incorporation of the Registrant
  3.2(10)        Bylaws of the Registrant (as amended May 1999)
  3.3(5)         Certificate of Determination of Series A Participating
                 Preferred Stock of Registrant
  4.1(2)         Specimen Common Stock Certificate
  4.2(5)         Preferred Shares Rights Agreement dated October 30, 1998,
                 between Registrant and BankBoston, N.A., Rights Agent
 10.1(2)         Form of Indemnification Agreement between the Registrant and each of its directors and officers
 10.2(6)         1995 Employee Stock Plan and form of Stock Option Agreement thereunder
 10.3(2)         1997 Director Option Plan and form of Director Stock Option
                 Agreement thereunder
 10.4(2)         1997 Employee Stock Purchase Plan and forms of agreement
                 thereunder
 10.5(2)         Lease Agreement dated August 7, 1996 between Registrant and
                 South Bay/Fortan, and Tenant Estoppel Certificate dated
                 March 25, 1997 between Registrant and CarrAmerica Realty
                 Corporation for San Jose, California office
 10.6(2)         Investors' Rights Agreement dated September 12, 1996,
                 Amendment No. 1 to Investors' Rights Agreement dated
                 November 25, 1996, Amendment No. 2 to Investors' Rights
                 Agreement dated December 18, 1996 and Amendment No. 3 to
                 Investors' Rights Agreement dated March 27, 1997 by and
                 among the Registrant and holders of the Registrant's Series
                 A, Series B and Series Preferred Stock.
 10.7.1(3)       Warrant to purchase shares of Common Stock issued to
                 Creative Labs, Inc.
 10.7.2(2)       Warrant to purchase shares of Series B Preferred Stock
                 issued to MMC/GATX Partnership No. 1.
 10.8(2)         Form of Restricted Stock Purchase Agreement between the
                 Registrant and certain shareholders
 10.9(2)         Master Equipment Lease Agreement dated January 1, 1996 by
                 and between the Registrant and MMC/GATX Partnership No. 1
 10.10(2)        Master Equipment Lease dated March 31, 1995 by and between the Registrant and Lighthouse Capital Partners, L.P.
 10.11.1(9)      Amended and Restated Credit Agreement dated December 21,
                 1999 by and between STB Systems, Inc. and Bank One, Texas,
                 N.A. and Comerica Bank-Texas
 10.11.2(9)      First Amendment to Amended and Restated Credit Agreement
                 dated February 25, 2000 by and between STB Systems, Inc.,
                 Bank One, Texas, N.A. and the Original Lenders as therein
                 defined
 10.11.3(9)      Guaranty of the Registrant dated November 23, 1999 in favor of Bank One, Texas, N.A. (and other lenders)
 10.11.4(9)      First Amendment to Guaranty of the Registrant dated as of
                 December 21, 1999 in favor of Bank One, Texas, N.A. (and
                 other lenders)
 10.11.5(9)      Security Agreement dated as of November 21, 1997 by STB
                 Systems, Inc. in favor of BankOne, Texas, N.A., (and other lenders)
 10.11.6(9)      First Amendment to Security Agreement dated as of December
                 21, 1999 by STB Systems, Inc. in favor of BankOne, Texas,
                 N.A., (and other lenders)
 10.11.7(7)      Participation Agreement dated as of November 14, 1997 among
                 Asset XVII Holdings Company, L.L.C., as lessor, STB Systems,
                 Inc., as lessee and Bank One, Texas, N.A., as lender

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
 10.11.8(7)      Lease and Development Agreement dated as of November 14,
                 1997 among Asset XVII Holdings Company, L.L.C., as lessor, and STB Systems, Inc., as lessee
 10.12.1(2)      Change of Control Letter Agreement between the Registrant
                 and Scott D. Sellers
 10.12.2(2)      Change of Control Letter Agreement between the Registrant
                 and Gary Tarolli
 10.13.+(4)      Software License and Co-marketing Agreement made as of June,
                 1997 by and between Electronic Arts, Inc. and the Registrant
 10.14(4)        Master Equipment Lease dated July 1, 1997 by and between the
                 Registrant and Pentech Financial Services, Inc.
 10.15(3)        Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX
 10.16(3)        Separation Agreement dated as of October 12, 1997 by and
                 between the Registrant and Gary P. Martin
 10.17(3)        1997 Supplementary Stock Option Plan and form of Stock
                 Option Agreement thereunder
 10.18(8)        1999 Supplementary Stock Option Plan and form of Stock
                 Option Agreement thereunder
 21.1            Subsidiaries of the Registrant
                 (a) STB Systems, Inc.
                 (b) 3dfx kk Limited (Japan)
                 (c) 3dfx International
                 (d) Galapagos Acquisition Corp.
 23.1*           Consent of PricewaterhouseCoopers LLP, Independent
                 Accountants
 24.1(9)         Power of Attorney
 27.1(9)         Financial Data Schedule

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

(9) Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

(10) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-4 (File 333-76355) filed on April 15, 1999.