Form 10-Q
period 2000-04-30
3DFX INTERACTIVE INC
filed 2000-06-14
CIK 1010026

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______________________ to
_________________________.

                         Commission file number 0-22651

                                 ---------------

                             3DFX INTERACTIVE, INC.

                                 ---------------

             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                   77-0390421
           ----------                                   ----------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

                               4435 FORTRAN DRIVE
                           SAN JOSE, CALIFORNIA 95134
                           --------------------------
                (Address of Principal Executive Office)(Zip Code)

                         TELEPHONE NUMBER (408) 935-4400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

================================================================================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value --- 24,644,437 shares as of June 5, 2000.

================================================================================

                             3DFX INTERACTIVE, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                     PAGE
         Item 1.         Financial Statements

                         Condensed Consolidated Balance Sheets At
                         January 31, 2000 and April 30, 2000.....................................   2

                         Condensed Consolidated Statements of Operations for
                         the three months ended April 30, 2000 and April 30, 1999................   3

                         Condensed Consolidated Statements of Cash Flows for
                         the three months ended April 30, 2000 and April 30, 1999................   4

                         Notes to Condensed Consolidated Financial Statements....................   5

         Item 2.         Management's Discussion and Analysis of Financial Condition and
                         Results of Operations...................................................   8

         Item 3.         Quantitative and Qualitative Disclosures about Market Risk..............

PART II  OTHER INFORMATION

         Item 1.         Legal Proceedings.......................................................  24

         Item 2.         Changes in Securities and Use of Proceeds...............................  24

         Item 3.         Defaults Upon Senior Securities.........................................  24

         Item 4.         Submission of Matters to a Vote of Security Holders.....................  25

         Item 5.         Other Information.......................................................  25

         Item 6.         Exhibits and Reports on Form 8-K........................................  25

SIGNATURES.......................................................................................  26

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     3dfx INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                              APRIL 30,        JANUARY 31,
                                                                2000              2000
                                                             -----------       -----------
ASSETS                                                       (unaudited)
Current Assets:
 Cash and cash equivalents                                   $   44,684         $   41,818

 Short-term investments                                          12,986             24,012

 Accounts receivable, net of allowance for doubtful
     accounts of $5,201 and $6,681                               65,479             66,160

 Inventories, net                                                49,411             45,065

 Other current assets                                            15,951             28,407
                                                             ----------         ----------

     Total current assets                                       188,511            205,462
                                                             ----------         ----------

Property and equipment, net                                      37,041             40,269

Intangibles                                                      11,066             12,942

Goodwill                                                         31,595             32,709

Other assets                                                      8,675              4,729
                                                             ----------         ----------

     Total assets                                            $  276,888         $  296,111
                                                             ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

 Short-term debt                                                $25,000            $25,000

 Accounts payable                                                60,503             60,879

 Accrued liabilities                                             18,758             20,385

 Current portion of long-term liabilities                         1,314                732
                                                             ----------         ----------

     Total current liabilities                                  105,575            106,996
                                                             ----------         ----------

Long-term liabilities:                                            1,029              1,881

Shareholders' equity:

 Preferred stock, no par value, 5,000,000 shares                     --                 --
 authorized; none issued and outstanding

 Common stock, no par value, 50,000,000 shares
 authorized; 24,510,000 and 24,442,370 shares issued and
 outstanding                                                    249,869            251,883

 Warrants                                                           242                242

 Deferred Compensation                                              (51)              (172)

 Unrealized gain on equity securities                              (782)             1,844

 Retained earnings                                              (78,994)           (66,563)
                                                             ----------         ----------

 Total shareholders' equity                                     170,284            187,234
                                                             ----------         ----------

     Total liabilities and shareholders' equity              $  276,888         $  296,111
                                                             ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         APRIL 30,
                                                                  2000              1999
                                                                ---------         ---------
Net sales                                                       $ 108,578         $  40,444

Cost of sales                                                      82,167            26,190
                                                                ---------         ---------

Gross profit                                                       26,411            14,254
                                                                ---------         ---------

  Research and development                                         16,557            11,756

  Sales, general and administrative                                19,125             6,620

  Amortization of goodwill and intangibles                          3,830                --
                                                                ---------         ---------

Total operating expenses                                           39,512            18,376
                                                                ---------         ---------

Loss from operations                                              (13,101)           (4,122)

Interest and other income (expense), net                              (45)              911
                                                                ---------         ---------

Loss before income taxes                                          (13,146)           (3,211)
                                                                ---------         ---------

Income tax benefit                                                   (715)           (1,027)
                                                                ---------         ---------

Net loss                                                        ($ 12,431)        ($  2,184)
                                                                =========         =========

Net loss per share:
  Basic and diluted                                             ($   0.51)        ($   0.14)
                                                                =========         =========
Shares used in net income (loss) per share calculations:
Basic and Diluted                                                  24,510            15,768
                                                                =========         =========

   The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          APRIL 30,
                                                                                    2000             1999
                                                                                  --------         --------
Cash flows from operating activities:
 Net loss                                                                         ($12,431)        ($ 2,184)

Adjustments to reconcile net income to net cash from operating activities:
   Depreciation                                                                      5,242            1,821
   Amortization                                                                      3,830
   Stock Compensation                                                                  121              121
   Decrease in allowance for doubtful accounts                                      (1,481)            (409)
   Changes in assets and liabilities:
    Accounts receivable                                                              2,162           (5,528)
    Inventories                                                                     (4,346)            (323)
    Other assets                                                                     4,417           (4,821)
    Accounts payable                                                                  (376)           5,206
    Accrued and other long-term liabilities                                         (1,627)          (4,460)
                                                                                  --------         --------
     Net cash used in operating activities                                          (4,489)         (10,577)
                                                                                  --------         --------

Cash flows from investing activities:
  Sales (purchases) of short-term investments                                        8,400           (1,917)
  Purchases of property and equipment                                               (2,014)          (6,980)
                                                                                  --------         --------
    Net cash provided by (used in) investing activities                              6,386           (8,897)
                                                                                  --------         --------

Cash flows from financing activities:
  Proceeds from issuance (repurchase) of common stock, net                           1,239            1,496
Principal payments of capitalized lease obligations, net                              (270)            (148)
  Proceeds (payments) on line of credit, net                                            --               --
                                                                                  --------         --------
    Net cash provided by financing activities                                          969            1,348
                                                                                  --------         --------
Net increase (decrease) in cash and cash equivalents                                 2,866          (18,126)
                                                                                  --------         --------
Cash and cash equivalents at beginning of period                                    41,818           73,682
                                                                                  --------         --------
Cash and cash equivalents at end of period                                        $ 44,684         $ 55,556
                                                                                  ========         ========

Supplemental disclosure of non-cash information:
 -Unrealized gain (loss) on equity securities available-for-sale was ($2,625) for the three months ended April 30, 2000.

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

3dfx Interactive, Inc. (the "Company" or "3dfx") was incorporated in California on August 24, 1994. The Company is engaged in the design, development, marketing and support of 3D and 2D media processors, subsystems and API software for the interactive electronic entertainment market.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000 as filed with the Securities and Exchange Commission.

One customer represented 29% of the Company's revenues during the first quarter of fiscal 2001, and three customers represented 51%, 18% and 12% of the Company's revenue during the first quarter of fiscal 2000.

Recent accounting pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of 3dfx's revenues and the majority of its costs are denominated in U.S. dollars, and to date 3dfx has not entered into any derivative contracts. 3dfx does not expect that the adoption of SFAS 133 will have a material effect on its financial statements. The effective date of SFAS 133, as amended, is for fiscal quarters of fiscal years beginning after June 15, 2000.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statement," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB No. 101 did not have a material impact on 3dfx's financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25. This interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. We apply the provisions of APB Opinion 25 in accounting for our stock based compensation and will apply the guidance in Interpretation No. 44 following its effective date.

NOTE 2 - INVENTORY:

                           April 30,     January 31,
                              2000           2000
                           ---------     -----------

Raw materials               $29,113        $26,708
Work in-process              13,562          8,940
Finished goods                6,736          9,417
                            -------        -------
     Total inventory        $49,411        $45,065
                            =======        =======

NOTE 3 - ACQUISITION OF STB SYSTEMS, INC:

In May 1999, 3dfx completed a merger with STB Systems, Inc. ("STB merger"). As a result of the merger, STB is now a wholly owned subsidiary of 3dfx. The STB merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period three days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under the Black Sholes formula) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), ($7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

The intangible assets and goodwill acquired have estimated and useful lives and estimated first year amortization, as follows:

                                                     Estimated     Fiscal 2001
                                        Amount      Useful Life   Amortization
                                      ----------    -----------   ------------
Purchased existing technology:
      1.5 year life................   $6,475,000     1.5 years    $ 3,418,000
      3 year life..................    4,966,000       3 years      1,655,000
Trademarks.........................    4,406,000       5 years        881,000
Workforce-in-place.................    2,250,000       5 years        450,000
Executive covenants................    1,000,000       5 years        200,000
Goodwill...........................   37,900,000       5 years      7,816,000

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

Revenues. The estimated revenues are based on management projections of each in-process project and these business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending December 31, 1999 and decline from 2000 into 2001 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by our competitors and us.

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

Percentage of completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion varied by individual project ranging from 50% to 91%. If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

Pro forma results of operations for the combined company as if the transaction had been consummated at the beginning of the period presented are as follows:

                                              Three Months
                                                 Ended
                                             April 30, 1999
                                             --------------
Revenues                                        $111,893
Net income (loss)                               ($18,865)
Basic net income (loss) per share                 ($0.79)
                                                ========
Diluted net income (loss) per share               ($0.79)
                                                ========

On a combined basis, there were no material transactions between the Company and STB during the periods presented except for sales of product by the Company to STB which have been eliminated.

NOTE 4 - PROPOSED MERGER:

In March 2000, 3dfx entered into a Merger Agreement with GigaPixel Corporation, a Delaware Corporation ("GigaPixel"). The Merger Agreement provides for the merger of a newly formed, wholly owned subsidiary of 3dfx with and into GigaPixel (the "Merger"). GigaPixel will be the surviving corporation of the Merger and, upon consummation will become a wholly owned subsidiary of 3dfx. 3dfx intends to account for this merger under the purchase method of accounting. On June 6, 2000, 3dfx filed a registration statement relating to the Merger and has been declared effective by the Securities and Exchange Commission. The holders of outstanding shares of GigaPixel will be entitled to receive, on a pro rata basis, an aggregate of approximately 14.7 million shares of 3dfx common stock (or approximately 0.70 share of 3dfx common stock for each outstanding share of GigaPixel common stock or preferred stock held by each GigaPixel shareholder), subject to certain adjustments provided for in the merger agreement. After completion of the merger, the common stock issued to GigaPixel shareholders will represent approximately 37.2% of the total number of shares of outstanding 3dfx common stock.

3dfx intends to account for this merger under the purchase method of accounting. The purchase price for GigaPixel is approximately $194.5 million and includes $178.1 million of stock to be issued at fair value (fair value being determined as the average price of 3dfx stock for a period of five days before and after the announcement of the merger), $9.4 million in GigaPixel stock option costs and $7 million in estimated expenses of the transaction. The purchase price was allocated on a pro forma basis: $3.6 million to the estimated fair value of GigaPixel net tangible assets purchased (as of June 5, 2000), $81.3 million to purchased in-process research and development, $2.4 million to assembled workforce, ($0.9 million) to deferred tax liabilities, and $108.1 million to goodwill. The allocation of the purchase price to intangibles was based upon a preliminary independent, third party appraisal and management's estimates and is subject to change upon finalization of the appraisals.

On June 7, 2000, the registration statement relating to the Merger was declared effective by the Securities and Exchange Commission. The Merger is subject to approval of the shareholders of both 3dfx and GigaPixel among other conditions.

NOTE 5 - NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods. Diluted loss per share was the same as basic loss per share for both periods. During the quarter ended April 30, 2000 and April 30, 1999, options to purchase approximately 2,941,736 and 116,250 shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive.

NOTE 6 - INCOME TAXES:

The Company recorded income tax benefits of $715,000 and $1.0 million for the three months ended April 30, 2000 and April 30, 1999, respectively. The Company's effective tax rate in fiscal 2001 and 2000 differs from the statutory rate due to non-deductible charges relating to the acquisition of STB, increase in valuation allowance against the Company's deferred tax assets, and benefits realized as a result of a net operating loss carryback to profitable years. Management believes it is more likely than not that a portion of its net deferred tax assets will not be realized and as such has recorded a valuation allowance.

NOTE 7 - COMPREHENSIVE INCOME:

In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Such items may include foreign currency translation adjustments, unrealized gains/losses from investing and hedging activities, and other transactions. Other comprehensive income (loss) for the three months ended April 30, 2000 was an unrealized loss of ($2.6) million, representing a loss from investing activities, resulting in total comprehensive income (loss) of ($15.0) million. There was no other comprehensive income for the three months ended April 30, 1999.

NOTE 8 - SHORT-TERM DEBT:

3dfx has a line of credit agreement with a bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable or $25,000,000. Borrowings under the line are secured by $25,000,000 of cash and short-term investments and all of 3dfx's owned assets and bear interest at Libor plus 100 basis points (7.6625% as of April 30, 2000). The agreement requires that 3dfx maintain certain levels of tangible net worth and generally prohibits 3dfx from paying cash dividends. The line of credit expires on December 19, 2000. At April 30, 2000, $25,000,000 was outstanding under this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the sentence in the second paragraph under "Overview" regarding expected customer concentration; the sentence in the fourth paragraph under "Overview" regarding availability of raw materials; the sentence in the second paragraph under "Results of Operations" regarding factors affecting gross profit; the sentences in the third and fourth paragraphs under "Results of Operations" regarding future research and development and selling, general and administrative costs, respectively; the sentence in the second paragraph under "Liquidity and Capital Resources" regarding capital expenditures; the statements in the fourth paragraph under "Liquidity and Capital Resources" regarding future liquidity and capital requirements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Risk Factors".

OVERVIEW

The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company derives revenue from the sale of 3D and 3D/2D media processors and graphics boards designed for use in PCs. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996 and introduced subsequent media processors in 1997 and 1998. In March 1999, the Company began shipment of its Voodoo3 product family of enhanced and more fully-featured, single chip 3D/2D media processors. The Voodoo3 product family broadened the Company's products to include board-level products. The Company commenced shipping its new Voodoo5 products in May 2000.

The Company's sales have historically been concentrated among a limited number of customers. Revenues derived from sales to Ingram Micro accounted for approximately 29% of revenues for the quarter ended April 30, 2000. Revenues derived from sales to STB Systems, Inc. ("STB"), Creative Technology, Ltd. ("Creative") and its subsidiaries, and Elitetron Electronic Co., Ltd. ("Elitetron") accounted for approximately 51%, 18% and 12%, respectively, of revenues for the quarter ended April 30, 1999. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on the Company's revenues and profitability on a quarterly basis.

The announcement and consummation of the merger between 3dfx and STB caused some of 3dfx's customers to end or curtail their relationships with the combined company. For example, two of 3dfx's former largest customers, Creative Labs and Diamond Multimedia Systems, Inc., compete directly with 3dfx. Sales to Diamond and Creative Labs following the merger have been reduced significantly from prior levels and these customers are no longer customers of the combined company. To date, the loss of business from former 3dfx customers has not been fully replaced through the sale of the combined company's own add-in-board level products, which has negatively impacted the Company's revenues. If other major customers of 3dfx terminate their relationship with the combined company or sales of the combined company's add-in boards continue to be less than sales to former 3dfx customers, the Company's business could be materially harmed.

As part of its manufacturing strategy, the Company leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows the Company to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's wafers are currently manufactured by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to the Company's orders. The Company purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of product revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of the Company's products. The Company believes that raw materials required are readily available. The Company's products are packaged by three third party subcontractors, Advanced Semiconductor Engineering Group ("ASE"), Caesar Technology, Inc., and Siliconware. All of the Company's products are tested by ASE. Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement. All purchases of wafers and assembly and test services are denominated in U.S. dollars.

In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's initial public offering, the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. This amortization resulted in charges to operations of $121,000 in each of the quarters ended April 30, 2000 and April 30, 1999 (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively).

OVERVIEW OF STB MERGER AND TREATMENT OF IPR&D

In May 1999, 3dfx completed a merger with STB Systems, Inc. ("STB merger"). As a result of the STB merger, STB is now a wholly owned subsidiary of 3dfx. The STB merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period three days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under both the Black Sholes formula and in accordance with the merger agreement) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), ($7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

The intangible assets and goodwill acquired have estimated and useful lives and estimated first year amortization, as follows:

                                                     Estimated     Fiscal 2001
                                        Amount      Useful Life   Amortization
                                      ----------    -----------   ------------
Purchased existing technology:
      1.5 year life................   $6,475,000     1.5 years    $ 3,418,000
      3 year life..................    4,966,000       3 years      1,655,000
Trademarks.........................    4,406,000       5 years        881,000
Workforce-in-place.................    2,250,000       5 years        450,000
Executive covenants................    1,000,000       5 years        200,000
Goodwill...........................   37,900,000       5 years      7,816,000

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

Revenues. The estimated revenues are based on management projections of each in-process project and the business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending December 31, 1999 and decline from 2000 into 2001 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by our competitors and us.

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

Percentage of Completion. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion varied by individual project ranging from 50% to 91%. If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

PROPOSED MERGER WITH GIGAPIXEL CORPORATION

In March 2000, 3dfx entered into a Merger Agreement with GigaPixel Corporation, a Delaware Corporation ("GigaPixel"). The Merger Agreement provides for the merger of a newly formed, wholly owned subsidiary of 3dfx with and into GigaPixel (the "Merger"). GigaPixel will be the surviving corporation of the Merger and, upon consummation will become a wholly owned subsidiary of 3dfx. 3dfx intends to account for this merger under the purchase method of accounting. On June 6, 2000, 3dfx filed a registration statement relating to the Merger and has been declared effective by the Securities and Exchange Commission. The holders of outstanding shares of GigaPixel will be entitled to receive, on a pro rata basis, an aggregate of approximately 14.7 million shares of 3dfx common stock (or approximately 0.70 share of 3dfx common stock for each outstanding share of GigaPixel common stock or preferred stock held by each GigaPixel shareholder), subject to certain adjustments provided for in the merger agreement. After completion of the merger, the common stock issued to GigaPixel shareholders will represent approximately 37.2% of the total number of shares of outstanding 3dfx common stock.

3dfx intends to account for this merger under the purchase method of accounting. The purchase price for GigaPixel is approximately $194.5 million and includes $178.1 million of stock to be issued at fair value (fair value being determined as the average price of 3dfx stock for a period of five days before and after the announcement of the merger), $9.4 million in GigaPixel stock option costs and $7 million in estimated expenses of the transaction. The purchase price was allocated on a pro forma basis: $3.6 million to the estimated fair value of GigaPixel net tangible assets purchased (as of June 5, 2000), $81.3 million to purchased in-process research and development, $2.4 million to assembled workforce, ($0.9 million) to deferred tax liabilities, and $108.1 million to goodwill. The allocation of the purchase price to intangibles was based upon a preliminary independent, third party appraisal and management's estimates and is subject to change upon finalization of the appraisals.

On June 7, 2000, the registration statement relating to the Merger was declared effective by the Securities and Exchange Commission. The Merger is subject to approval of the shareholders of both 3dfx and GigaPixel among other conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999

Revenues. Revenues are recognized upon product shipment. The Company's total revenues were $108.6 million in the three months ended April 30, 2000, an increase of $68.1 million over revenues of $40.4 million in the three months ended April 30, 1999. The increase was primarily attributable to revenues generated from board-level sales incorporating Voodoo3 technology. Substantially all of the revenues in the three months ended April 30, 2000 were attributable to sales of the Company's Voodoo3 products. Revenues in the three months ended April 30, 1999 were derived from the sale of the Company's Voodoo Banshee, the Voodoo2 chipsets and the Voodoo3 chip. As a result of the STB merger, some of the Company's former significant customers do not do business with the combined company because these customers are now competitors of 3dfx.

Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement, board assembly and warehousing, shipping and warranty costs. Gross profit as a percentage of revenues was 24% and 35% in the three months ended April 30, 2000 and April 30, 1999, respectively. The decrease can primarily be attributed to the gross profit generated from sales of board-level products, which have lower margins as compared with the margins on chip-only products. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with pricing pressure in the retail and commercial channel on the Voodoo3 products sold in the three months ended April 30, 2000. The Company's future gross profit will be affected by the overall level of sales, the mix of products sold in a period, manufacturing yields, and the Company's ability to reduce product procurement and production costs.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 41% from $11.8 million in the three months ended April 30, 1999 to $16.6 million in the three months ended April 30, 2000. Included in the quarter ended April 30, 2000 is $2.6 million in research and development expenses attributable to the operations of STB. Excluding the effect of STB's operations, research and development expenses increased 19% in the three months ended April 30, 2000 as compared to three months ended April 30, 1999. This increase reflects an increase in personnel costs, common cost allocations and engineering costs resulting from the development of Voodoo5 and other future products. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 189% from $6.6 million in the three months ended April 30, 1999 to $19.1 million in the three months ended April 30, 2000. The increase is primarily attributable to the inclusion of $10.5 million in expenses relating to the operations of STB. Excluding the effect of STB's operations, selling, general and administrative expenses increased 30% in the quarter ended April 30, 2000 as compared to the quarter ended April 30, 1999, due primarily to increased marketing costs associated with the VSA 100 product family launch and increased legal costs. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Goodwill and Other Intangibles Amortization. In connection with the STB merger, the Company recorded assets representing goodwill of approximately $37.9 million and intangibles of approximately $19.1 million. These amounts will be amortized ratably over the amortization periods of the applicable assets. For the three months ended April 30, 2000, the Company recorded $3.8 million in related amortization. There was no amortization relating to goodwill or intangibles for the three months ended April 30, 1999.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from income of $911,000 in the three months ended April 30, 1999 to a net expense of $45,000 in the three months ended April 30, 2000. The decrease is primarily related to decreased earnings from lower invested cash balances and interest expense on the outstanding equipment line of credit, capital lease balances and the revolving credit facility.

Provision (Benefit) For Income Taxes. The Company recorded income tax benefits of $715,000 and $1.0 million for the three months ended April 30, 2000 and April 30, 1999, respectively. The Company's effective tax rate in fiscal 2001 and 2000 differs from the statutory rate due to non-deductible charges relating to the acquisition of STB, increase in valuation allowance against the Company's deferred tax assets and benefits realized as a result of a net operating loss carryback to profitable years. Management believes it is more likely than not that a portion of its net deferred tax assets will not be realized and as such has recorded a valuation allowance. At January 31, 2000, 3dfx had net operating loss carryforwards of $22.5 million and $32.2 million for federal and state purposes, respectively. At January 31, 2000, 3dfx had research and development credit carryforwards of approximately $1.5 million and $1.0 million for federal and California purposes, respectively.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Due to the completion of 3dfx's initial public offering in June 1997, the acquisition of STB Systems, Inc. and the proposed merger with GigaPixel Corporation, certain annual limitations will apply which will limit the amount of net operating losses that may be utilized on an annual basis.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2000, the Company had working capital of $82.9 million including cash, cash equivalents and short-term investments of $57.7 million. Net cash used in operating activities in the first quarter of fiscal 2001 was due primarily to a net loss of $12.4 million, and increases of $4.3 million in inventory, partially offset by adjustments of depreciation of $5.2 million and amortization of $3.8 million, as well as decreases in accounts receivable and other assets of $2.2 million and $4.4 million, respectively. Net cash used in operating activities in the first quarter ended April 30, 1999 was due primarily to a net loss of $2.2 million, increases of $5.5 million and $4.8 million in accounts receivable and other assets, respectively, and increases in accrued and other liabilities of $4.5 million, partially offset by a $5.2 million increase in accounts payable and depreciation of $1.8 million.

Net cash provided by investing activities in the first quarter ended April 30, 2000 was approximately $8.4 million due to maturities of short-term investments, partially offset by purchases of property and equipment of $2.0 million. Net cash used in investing activities in the first quarter ended April 30, 1999 was primarily due to purchases of property and equipment of $7.0 million. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

Net cash provided by financing activities for the first quarter ended April 30, 2000 of $969,000 was due to the net proceeds from the issuance of common stock of $1.2 million, partially offset by payments on its capital lease obligations. Net cash provided by financing activities was approximately $1.3 million in the first quarter ended April 30, 1999 due primarily to proceeds from the issuance of common stock.

3dfx has a $25 million revolving credit facility ("Revolving Credit Facility"), as well as a $3.0 million term loan ("Term Loan"). At April 30, 2000, $25.0 million was outstanding under the Revolving Credit Facility and $1.8 million was outstanding under the Term Loan. Principal amounts outstanding under the Revolving Credit Facility bear interest at LIBOR plus 100 basis points (7.66% at April 30, 2000). Amounts outstanding under the Term Loan bear interest at LIBOR plus 250 basis points and are payable in 60 monthly installments of principal and interest (9.16% at April 30, 2000). Payment of principal and interest began November 1, 1997. Formulas based on eligible accounts receivable determine availability under the Revolving Credit Facility. 3dfx has pledged $25 million of cash and short term-term investments, as well of 3dfx's owned assets as collateral to secure the Revolving Credit Facility. All indebtedness under the Revolving Credit Facility matures on December 19, 2000, and indebtedness under the Term Loan matures on November 1, 2002 (subject to renewal of the Revolving Credit Facility through such date).

3dfx is obligated under a five-year agreement to lease a facility in Richardson, Texas which was previously the corporate headquarters of STB Systems. Construction of the 210,000 square foot facility was completed in December 1998. The total cost of the land and building was approximately $22.8 million. 3dfx made lease payments of approximately $187,000 per month in fiscal 2000, although the lease agreement provides that the amount of the lease payments is subject to adjustment based upon prevailing interest rates. Consequently, an increase in prevailing interest rates will increase the expense of the facility. 3dfx previously entered into an interest rate swap agreement that fixes the interest rate on a majority of the lease obligation at 7.55%. 3dfx does not currently use a portion of the facility and has subleased substantially all of the unused space, constituting approximately forty percent of the facility space, to third parties under long term leases expiring in approximately five years. At the end of the initial five-year lease term, 3dfx has the option to renew the lease for an additional five years, pay off the underlying debt or cause the building to be sold. In the event of a sale, the proceeds are to be used to retire the underlying debt. Any excess will be paid to 3dfx. Any remaining unpaid balance owing on the underlying obligation after the sale of the facility will be the responsibility of 3dfx.

3dfx has invested in capital equipment through equipment leases for its manufacturing facility in Juarez, Mexico. 3dfx's aggregate obligations under all such equipment lease financing arrangements totaled approximately $5.2 million at April 30, 2000.

The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and available borrowings under line of credit arrangements and other factors. The Company believes that its current cash balances and cash generated from operations and from available or future debt financing will be sufficient to meet the Company's operating and capital requirements through at least January 2001. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

This Quarterly Report contains certain forward-looking statements within the meaning of the federal securities laws. 3dfx's actual results and the timing of certain events could differ greatly from those anticipated in these forward-looking statements as a result of known and unknown factors, including the risks faced by 3dfx described below. The risks and uncertainties described below are not the only ones facing 3dfx. Additional risks and uncertainties not presently known by 3dfx or that 3dfx does not currently believe are important may also harm 3dfx's business operations. If any of the following risks actually occur, 3dfx's business, financial conditions or results of operations could be seriously harmed.

3DFX'S PROPOSED MERGER WITH GIGAPIXEL POSES A NUMBER OF SIGNIFICANT RISKS TO 3DFX'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The proposed merger of GigaPixel with and into a wholly-owned subsidiary of 3dfx, which will result in GigaPixel becoming a wholly-owned subsidiary of 3dfx, involves some specific risks, including the following:

         o 3dfx and GigaPixel may encounter substantial difficulties and costs integrating the two companies' products, technologies, research and development activities, administration, sales and marketing and other aspects of operations in a timely manner. The difficulties, costs and delays involved in this integration may increase operating costs, cause lower than anticipated financial performance or lead to the loss of customers and employees. The failure to successfully integrate 3dfx and GigaPixel in a timely manner could result in a failure of the combined company to realize any of the anticipated benefits of the merger and could materially harm the business of the combined company.

         o Uncertainty in the marketplace or customer concern regarding the impact of the merger on the combined company could result in customers or potential customers of 3dfx or GigaPixel deferring purchasing or licensing decisions until they have had an opportunity to assess that impact, or ceasing to do business with 3dfx and GigaPixel altogether, which could harm the business of the combined company.

         o Because some GigaPixel customers and licensees compete with 3dfx, these customers and licensees may cease to do business, or may reduce the amount of business that they do, with the combined company, which could cause a decline in the combined company's revenues.

         o The merger will dramatically increase the number of freely tradeable 3dfx shares and will result in a substantial dilution to current 3dfx shareholders, which could drive down the price of 3dfx common stock. Upon the issuance of shares of 3dfx common stock in connection with the merger, current GigaPixel shareholders will hold approximately 37.2% of the then outstanding number of shares of common stock of 3dfx, based on the number of shares of 3dfx common stock outstanding on March 27, 2000. Subject to certain contractual restrictions and relevant securities laws generally applicable to affiliates, all of the shares of 3dfx common stock issued in the merger will be freely tradable in the public market. Actual sales or the perception of the potential for significant sales in the public market of a substantial number of these shares following completion of the merger could adversely affect the market price of 3dfx common stock.

         o GigaPixel has reported net losses in recent historical periods, and if these losses continue, they would adversely affect 3dfx's financial performance and condition. GigaPixel has incurred net losses for both of the years ended December 31, 1998 and December 31, 1999. If the combined company is not successful in reversing the performance of GigaPixel's business operations, those business operations would have a negative impact on the overall business of the combined company.

         o Because of the purchase accounting treatment of the merger, non-cash charges associated with the amortization of goodwill and other intangibles will reduce 3dfx's earnings in the future, which could adversely affect 3dfx's stock price.

         o The combined company's success following the merger will depend on the retention and integration of key personnel.

         o There will be substantial expenses resulting from the GigaPixel merger.

         o The closing of the merger is subject to certain conditions that might not be satisfied in a timely manner, which could prevent the merger from being consummated.

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

         o The ability to successfully develop, introduce and market new or enhanced products

         o The ability to introduce and market products in accordance with customer design requirements and design cycles

         o Changes in the relative volume of sales of various products with different margins

         o Changes in demand for 3dfx's products or for its customers' products

         o Gains or losses of significant customers or strategic relationships

         o        The volume and timing of customer orders

         o The availability, pricing and timeliness of delivery of components for 3dfx's products

         o The timing of new product announcements or introductions by competitors

         o        Product obsolescence and the management of product transitions

         o        Production delays

         o        Decreases in the average selling prices of products

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

3DFX IS GROWING RAPIDLY AND MAY NOT HAVE THE RESOURCES TO MANAGE EFFECTIVELY ADDITIONAL GROWTH.

         The recent growth and potential future growth of 3dfx has placed significant demands on its management as well as on its technical, administrative, operational and financial resources. As a result, 3dfx may not have sufficient resources to sustain and effectively manage any additional growth. The expansion of 3dfx's business to take advantage of new market opportunities will require significant technical resources, management attention and financial resources. To manage additional growth 3dfx may be required to:

         o Expand its engineering, sales, marketing and customer support organizations

         o        Attract and retain additional qualified personnel

         o        Expand its physical facilities

         o Invest in the development or enhancement of its current products and develop new technologies and products that meet changing industry needs

         o Develop systems, procedures or controls to support the expansion of its operations

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

         For the fiscal years ended December 31, 1997, December 31, 1998 and January 31, 2000, 93%, 100% and 100% of 3dfx's revenues were derived from graphics chips and graphics boards sold for use in PCs. 3dfx expects to continue to derive its revenues primarily from the sale of products for use in PCs and, in the longer term, for use in the consumer product markets. These markets are cyclical and have been characterized by:

         o        Rapid technological change;

         o        Evolving industry standards;

         o        Cyclical and seasonal market patterns;

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

         3dfx regularly evaluates acquisition and joint venture opportunities, and in the future 3dfx may make acquisitions of other companies or technologies or enter into joint ventures. 3dfx's proposed merger with GigaPixel is an example of such an acquisition. These acquisitions or joint ventures may divert the time and resources of 3dfx's management. Further, 3dfx has limited experience in integrating newly acquired organizations into its operations. Acquisitions involve many risks, including:

         o Difficulty in integrating or otherwise assimilating technologies, products, personnel and operations;

         o Diversion of management's attention from other business concerns;

         o Issuance of dilutive equity securities and incurrence of debt or contingent liabilities;

         o Large write-offs and amortized expenses related to goodwill and other intangible assets;

         o        Loss of key employees of acquired organizations;

         o Risks of entering markets in which 3dfx has no or limited prior experience; and

         o Payments of cash, incurrence of debt or assumption of other liabilities to acquire other businesses.

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

         o        The quality of new products and technologies;

         o Product and technology performance as compared to competitors' products and technologies;

         o        Market acceptance of 3dfx's and its customers' products;

         o        Competitive pricing of products and technologies; and

         o Introduction of new products and technologies to the market within the limited time window for retail selling seasons and OEM design cycles.

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

BECAUSE 3DFX HAS LIMITED PRODUCT DIVERSITY, IF 3DFX WERE UNABLE TO INCREASE OF MAINTAIN 3DFX'S HISTORICAL SALES VOLUMES, THERE COULD BE A NEGATIVE IMPACT ON 3DFC'S RESULTS OF OPERATIONS.

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

         o Deliver those wafers to 3dfx and its independent assembly and testing subcontractors on a timely basis; and

         o Allocate to 3dfx a portion of its manufacturing capacity sufficient to meet 3dfx's needs.

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

         o Delays resulting from difficulty in obtaining export licenses for some technology;

         o        Tariffs, quotas and other trade barriers and restrictions;

         o        Longer accounts receivable payment cycles;

         o Difficulties in collecting payment, including increased credit exposures;

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

         o        Brand awareness;

         o        Price;

         o        Product support; and

         o Ability to bring new products to the market in a timely manner.

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

         3dfx now also competes with graphics board manufacturers, with suppliers who sell graphics chips directly to OEMs, with OEMs who internally produce graphics chips or integrategraphics chips on the main computer processing board of their personal computers, commonly known as the motherboard, and with the makers of other personal computer components and software that are increasingly providing graphics processing capabilities.

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

         Several factors have caused the stock price of 3dfx common stock to be extremely volatile in the past and may cause the stock price of 3dfx common stock to be extremely volatile in the future. The 3dfx stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

         o Actual or anticipated variations in quarterly operating results;

         o The ability of 3dfx to successfully develop, introduce and market new or enhanced products and technologies on a timely basis;

         o        Unexpected changes in demand for 3dfx's products and services;

         o        The pricing policies of 3dfx's competitors;

         o Announcements of technological innovations or new products by 3dfx or its competitors;

         o        Changes in securities analysts' recommendations;

         o Changes in the market valuations of other similarly situated companies;

         o Announcements by 3dfx or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

         o Market fluctuations and performance of the PC and graphics chip and board industries.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 21, 1998, 3dfx filed suit against nVidia Corporation ("nVidia") in Northern California District Federal Court. The complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. Discovery in the case is presently under way.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

JOINT DEVELOPMENT AGREEMENT

         3dfx and GigaPixel entered into a joint development agreement effective March 27, 2000 providing for collaborative research and development efforts pending completion of the merger. In the joint development agreement the parties agreed to jointly design and develop various products identified by the parties or as set forth in project statements from time to time and to provide marketing, sales and support activities related to the marketing of these products to prospective customers. The joint development agreement is an exclusive product development and marketing agreement with respect to the products covered by the agreement. As a result, 3dfx may not enter into agreements with other third parties with respect to the joint development and marketing or independently pursue the development of the products under the joint development agreement for certain specified markets without GigaPixel's written consent, and GigaPixel may not enter into agreements with other third parties with respect to the joint development and marketing or independently pursue the development of these products for certain other specified markets without 3dfx's express written consent. The joint development agreement also sets forth provisions providing for the protection of each party's confidential information and intellectual property rights.

         The joint development agreement has an initial term of one (1) year, is renewable for additional one (1) year periods, and will terminate early upon the consummation of the merger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        2.1 Agreement and Plan of Reorganization by and between the Registrant and GigaPixel Corporation dated as of March 27, 2000 (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-38678) filed with the Securities and Exchange Commission on June 6, 2000).

        3.1 The Registrant's Bylaws, amended effective as of the Registrant's 2000 Annual Shareholders Meeting (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-38678) filed with the Securities and Exchange Commission on June 6, 2000).

        27.1    Financial Data Schedule.

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 14, 2000

                                3DFX INTERACTIVE, INC.
                                (Registrant)

                                By: /s/ ALEX LEUPP
                                    --------------------------------------
                                    Alex Leupp
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ DAVID ZACARIAS
                                    --------------------------------------
                                    David Zacarias
                                    Vice President, Administration and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number   Description
------   -----------

2.1 Agreement and Plan of Reorganization by and between the Registrant and GigaPixel Corporation dated as of March 27, 2000 (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File
         No. 333-38678) filed with the Securities and Exchange Commission on June 6, 2000).

3.1      The Registrant's Bylaws, amended effective as of the Registrant's 2000
         Annual Shareholders Meeting (Incorporated by reference to the Registrant's Registration Statement on Form S-4 (File No. 333-38678) filed with the Securities and Exchange Commission on June 6, 2000).

27.1     Financial Data Schedule.