Form 10-Q
period 2000-07-31
3DFX INTERACTIVE INC
filed 2000-09-14
CIK 1010026

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _________________.

                         Commission file number 0-22651

                                   ----------

                             3DFX INTERACTIVE, INC.

                                   ----------

             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                   77-0390421
           ----------                                   ----------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

                               4435 FORTRAN DRIVE
                           SAN JOSE, CALIFORNIA 95134
                           --------------------------
               (Address of Principal Executive Office) (Zip Code)

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

Common Stock, No Par Value --- 39,362,406 shares as of July 31, 2000.
================================================================================

                             3DFX INTERACTIVE, INC.

                                      INDEX

                                                                                                            PAGE
PART I     FINANCIAL INFORMATION

           Item 1.           Financial Statements

                             Condensed Consolidated Balance Sheets at
                             January 31, 2000 and July 31, 2000................................................1

                             Condensed Consolidated Statements of Operations for
                             the three and six months ended July 31, 2000 and
                             July 31, 1999.....................................................................2

                             Condensed Consolidated Statements of Cash Flows for
                             the six months ended July 31, 2000 and July 31, 1999..............................3

                             Notes to Condensed Consolidated Financial Statements..............................4

           Item 2.           Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.........................................................9

           Item 3.           Quantitative And Qualitative Disclosure About Market Risk.........................30

  PART II  OTHER INFORMATION

           Item 1.           Legal Proceedings.................................................................30

           Item 2.           Changes in Securities and Use of Proceeds.........................................31

           Item 3.           Defaults Upon Senior Securities...................................................31

           Item 4.           Submission of Matters to a Vote of Security Holders...............................31

           Item 5.           Other Information.................................................................32

           Item 6.           Exhibits and Reports on Form 8-K..................................................32

SIGNATURES                   ..................................................................................33

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     3dfx INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                                     JULY 31,         JANUARY 31,
                                                                       2000              2000
                                                                   ------------      ------------
ASSETS
Current Assets:
 Cash and cash equivalents                                         $     23,525      $     41,818
 Short-term investments                                                  13,153            24,012
 Accounts receivable, net of allowance for doubtful
     accounts of $4,954 and $6,681                                       52,627            66,160
 Inventories, net                                                        70,670            45,065
 Other current assets                                                    12,298            28,407
                                                                   ------------      ------------
     Total current assets                                               172,273           205,462
                                                                   ------------      ------------
Property and equipment, net                                              37,839            40,269
Intangibles                                                              22,350            12,942
Goodwill                                                                131,288            32,709
Other assets                                                              8,679             4,729
                                                                   ------------      ------------
     Total assets                                                  $    372,429      $    296,111
                                                                   ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term debt                                                   $     25,000      $     25,000
 Accounts payable                                                        66,665            60,879
 Accrued liabilities                                                     21,630            20,385
 Current portion of long-term liabilities                                 1,311               732
 Deferred revenue                                                         9,075                --
                                                                   ------------      ------------
     Total current liabilities                                          123,681           106,996
                                                                   ------------      ------------
Long-Term Liabilities:                                                      879             1,881
                                                                   ------------      ------------
Shareholders' equity:
 Preferred stock, no par value, 5,000,000 shares                             --                --
     authorized; none issued and outstanding
 Common stock, no par value, 50,000,000 shares
     authorized; 39,362,406 and 24,442,370 shares issued and
     outstanding                                                        435,506           251,883
 Warrants                                                                   242               242
 Deferred compensation                                                   (6,876)             (172)
 Note receivable                                                            (80)               --
 Unrealized gain (loss) on equity securities                             (1,433)            1,844
 Accumulated deficit                                                   (179,490)          (66,563)
                                                                   ------------      ------------
 Total shareholders' equity                                             247,869           187,234
                                                                   ------------      ------------
     Total liabilities and shareholders' equity                    $    372,429      $    296,111
                                                                   ============      ============

   The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                                Three Months                        Six Months
                                                                   Ended                               Ended
                                                                  July 31,                            July 31,
                                                           2000              1999              2000              1999
                                                       ------------      ------------      ------------      ------------
Net sales                                              $     66,989      $    104,836      $    175,567      $    145,280
Cost of sales                                                56,800            76,308           138,967           102,498
                                                       ------------      ------------      ------------      ------------
Gross profit                                                 10,189            28,528            36,600            42,782
                                                       ------------      ------------      ------------      ------------
Operating expenses:
  Research and development                                   19,195            16,577            35,752            28,333
  Sales, general and administrative                          16,532            19,006            35,657            25,626
  In-process research and development                        66,250             4,302            66,250             4,302
  Goodwill and intangibles amortization                       4,495             2,974             8,325             2,974
                                                       ------------      ------------      ------------      ------------
Total operating expenses                                    106,472            42,859           145,984            61,235
                                                       ------------      ------------      ------------      ------------

Loss from operations                                        (96,283)          (14,331)         (109,384)          (18,453)
Interest and other income (expense), net                       (436)              685              (481)            1,596
                                                       ------------      ------------      ------------      ------------
Loss before income taxes                                    (96,719)          (13,646)         (109,865)          (16,857)
Provision (benefit) for income taxes                          3,777            (2,047)            3,062            (3,074)
                                                       ------------      ------------      ------------      ------------
Net loss                                               $   (100,496)     $    (11,599)     $   (112,927)     $    (13,783)
                                                       ============      ============      ============      ============

Net loss per share:
  Basic and diluted                                    $      (3.81)     $      (0.50)     $      (4.44)     $      (0.71)

Shares used in net loss per share calculations:
  Basic and diluted                                          26,350            23,296            25,430            19,533

   The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JULY 31,
                                                                      2000            1999
                                                                   ----------      ----------
Cash flows from operating activities:
 Net loss                                                          ($ 112,927)     ($  13,783)
Adjustments to reconcile net income to net cash
from operating activities:
   Depreciation                                                        12,791           5,289
   Amortization                                                         8,325           2,974
   Stock compensation                                                     363             242
   Write-off of acquired in-process research and development           66,250           4,302
   Increase (decrease) in allowance for doubtful accounts              (1,728)          2,653
   Changes in assets and liabilities:
    Accounts receivable                                                17,561           8,710
    Inventories                                                       (25,605)         (2,191)
    Other assets                                                        7,020          (2,239)
    Accounts payable                                                    5,574          (3,379)
    Accrued and other long-term liabilities                            (4,343)         (8,381)
      Deferred revenue                                                   (355)             --
                                                                   ----------      ----------
     Net cash used in operating activities                            (27,074)         (5,803)
                                                                   ----------      ----------
Cash flows from investing activities:
  Sales (purchases) of short-term investments                          10,859           3,685
  Purchases of property and equipment                                  (9,200)        (19,391)
  Merger with STB Systems, Inc.                                            --          (7,226)
  Merger with GigaPixel Corporation                                     5,319              --
                                                                   ----------      ----------
    Net cash provided by (used in) investing activities                 6,978         (22,932)
                                                                   ----------      ----------
Cash flows from financing activities:
  Proceeds from issuance (repurchase) of common stock, net              2,226          (2,520)
  Principal payments of capitalized lease obligations, net               (423)           (417)
  Proceeds (payments) on line of credit, net                               --          (2,143)
                                                                   ----------      ----------
    Net cash provided by financing activities                           1,803          (5,080)
                                                                   ----------      ----------
Net increase (decrease) in cash and cash equivalents                  (18,293)        (33,815)
                                                                   ----------      ----------
Cash and cash equivalents at beginning of period                       41,818         103,594
                                                                   ----------      ----------
Cash and cash equivalents at end of period                         $   23,525      $   69,779
                                                                   ==========      ==========

Supplemental disclosure of non-cash information:

 - Unrealized gain (loss) on equity securities available-for-sale was ($2,173) for the six months ended July 31, 2000.

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

One customer represented 19% of the Company's revenues for the three months ended July 31, 2000, and one customer represented 18% of the Company's revenues for the three months ended July 31, 1999. Two customers represented more than 10% of the Company's revenues during the first six months of fiscal 2001, one customer represented 22% and the other 12% of total revenues for the period. One customer represented 15% of the Company's revenues during the first six months of fiscal 2000.

On July 21, 2000, 3dfx acquired GigaPixel Corporation ("GigaPixel"). Please refer to Note 4 of these financial statements. In February 2000, GigaPixel entered into a development agreement with Microsoft to develop a highly advanced graphics chip. In March 2000, GigaPixel and Microsoft entered into a release agreement under which Microsoft paid to GigaPixel the up-front development fees of $14.0 million as provided by the development agreement. The release agreement severs the proprietary development relationship between the companies and provides that GigaPixel will use its best efforts to deliver by June 2001, a non-proprietary sample of a product similar to the originally specified design. At the time of the merger, GigaPixel had deferred revenue of approximately $9.1 million related to the deliverable called for in the agreement. At that time, this deliverable was significantly far from being completed. As a result of the GigaPixel merger, 3dfx is recognizing revenue ratably through June 2001.

Recent accounting pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of 3dfx's revenues and the majority of its costs are denominated in U.S. dollars, and to date 3dfx has not entered into any derivative contracts. 3dfx does not expect that the adoption of SFAS 133 will have a material effect on its financial statements. The effective date of SFAS 133, as amended, is for fiscal quarters of fiscal years beginning after June 15, 2000.

In December 1999, the Securities and Exchange Commission staff released
Staff Accounting bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes the application of SAB No. 101 will not have a material impact on 3dfx's financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. This interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. We apply the provisions of APB Opinion 25 in accounting for our stock based compensation and will apply the guidance in Interpretation No. 44 following its effective date.

NOTE 2 - INVENTORY:

                                     July 31,        January 31,
                                       2000             2000
                                   ------------     ------------

Raw materials                      $     31,473     $     26,708
Work in-process                          16,309            8,940
Finished goods                           22,888            9,417
                                   ------------     ------------
     Total inventory               $     70,670     $     45,065
                                   ============     ============

NOTE 3 - ACQUISITION OF STB SYSTEMS, INC:

In May 1999, 3dfx completed a merger with STB Systems, Inc. ("STB merger"). As a result of the merger, STB is now a wholly-owned subsidiary of 3dfx. The STB merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period of a few days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under the Black Sholes formula) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), ($7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

The intangible assets and goodwill acquired have estimated and useful lives and estimated first year amortization, as follows:

                                                           Estimated       Fiscal 2001
                                           Amount         Useful Life     Amortization
                                        ------------      -----------     ------------
Purchased existing technology:
      1.5 year life                     $  6,475,000        1.5 years     $  3,418,000
      3 year life                          4,966,000          3 years        1,655,000
Trademarks                                 4,406,000          5 years          881,000
Workforce-in-place                         2,250,000          5 years          450,000
Executive covenants                        1,000,000          5 years          200,000
Goodwill                                  37,500,000          5 years        7,816,000

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

Pro forma results of operations for the combined company as if the transaction had been consummated at the beginning of the period presented are as follows:

                                                 Three Months      Six Months
                                                    Ended             Ended
                                                July 31, 1999     July 31, 1999
                                                -------------     -------------
Revenues                                         $    114,175      $    226,068
Net income (loss)                                $    (12,693)     $    (31,558)
Basic and diluted net (loss) per share           $      (0.54)     $      (1.33)
                                                 ============      ============

On a combined basis, there were no material transactions between the Company and STB during the periods presented except for sales of product by the Company to STB which have been eliminated.

NOTE 4 - ACQUISITION OF GIGAPIXEL CORPORATION:

In July 2000, 3dfx completed a merger with GigaPixel Corporation, a Delaware corporation ("GigaPixel"). As a result of the merger, GigaPixel became a wholly-owned subsidiary of 3dfx. The merger was accounted for under the purchase method of accounting. The purchase price of GigaPixel was approximately $181.3 million and included $173.9 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period of a few days before and after the announcement of the merger), $2.7 million in GigaPixel stock option costs (being determined under the Black Sholes formula) and $4.7 million in estimated expenses of the transaction. The purchase price was allocated as follows: $3.6 million to the estimated fair value of GigaPixel net tangible assets purchased (as of July 21, 2000), $66.3 million to purchased in-process research and development, $10.8 million to purchased existing technology, $2.4 million to workforce-in-place, ($5.3) million to deferred tax liabilities associated with certain intangibles acquired, and $103.5 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

The intangible assets and goodwill acquired have estimated and useful lives and estimated first year amortization, as follows:

                                                        Estimated        Fiscal 2002
                                         Amount        Useful Life      Amortization
                                      ------------     ------------     ------------
Purchased existing technology         $ 10,830,000          5 years     $  2,166,000
Workforce-in-place                       2,400,000          5 years          480,000
Goodwill                               103,510,000          5 years       20,702,000

The value assigned to purchased IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

Net Cash Flows. The net cash flows from the identified projects are based on our estimates of revenues, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

Revenues. The estimated revenues are based on management projections of each in-process project and these business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending January 31, 2005 and decline in 2006 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by GigaPixel and their competitors.

Gross Margins. Projected gross margins associated with the identified projects are in line with comparable industry margins. Research and development, as well as sales, general and administrative costs are consistent with industry averages of companies of comparable size and age.

Discount Rate. Discounting the net cash flows back to their present value is based on the industry WACC. The industry WACC is approximately 28%. The discount rate used in discounting the net cash flows from IPR&D is 30%, a 200 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

Percentage of Completion. The percentage of completion for GigaPixel technology was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The Company anticipates beginning to ship product incorporating this technology in the calendar year 2001. The percentage of completion related to GigaPixel technology was 72. If the projects discussed above are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods.

Pro forma results of operations for the combined company as if the transaction had been consummated at the beginning of the period presented are as follows:

                                               Three Months       Six Months
                                                  Ended             Ended
                                              July 31, 2000     July 31, 2000
                                              -------------     -------------
Revenues                                       $     69,634      $    180,212
Net income (loss)                              $    (33,803)     $    (47,061)
Basic and diluted net (loss) per share         $      (0.86)     $      (1.20)
                                               ============      ============

On a combined basis, there were no material transactions between the Company and GigaPixel during the periods presented.

In connection with the acquisition of GigaPixel, the Company recorded deferred compensation in the amount of approximately $6.9 million. The amount of deferred compensation is based upon the adoption of the Financial Accounting
Standards Board Interpretation No. 44 issued in March 2000, "Accounting for Certain Transactions Involving Stock Compensation". The amount of deferred compensation is determined using the Black Sholes formula. This deferred compensation will be expensed over the remaining life of unvested Gigapixel options assumed by 3dfx in the acquisition of GigaPixel.

NOTE 5 - NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods. Diluted loss per share was the same as basic loss per share for the three and six months ended July 31, 1999 and the three and six months ended July 31, 2000. During the quarters ended July 31, 2000 and July 31, 1999, options to purchase approximately 5,516,000 and 2,084,000 shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive. For the six months ended July 31, 2000 and July 31, 1999, options to purchase approximately 2,879,000 and 3,025,000 shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive.

NOTE 6 - INCOME TAXES:

The Company recorded income tax benefits of $447,000 and $2.0 million for the three months ended July 31, 2000 and July 31, 1999, respectively, and $1.2 million and $3.0 million for the six months ended July 31, 2000 and July 31, 1999, respectively. The Company's effective tax rate in fiscal 2001 and 2000 differs from the statutory rate due to non-deductible charges relating to the acquisition of STB, increase in valuation allowance against the Company's deferred tax assets, and benefits realized as a result of a net operating loss carryback to profitable years. The Company believes it is more likely than not that a portion of its net deferred tax assets will not be realized. Accordingly, a $4.3 million charge was recorded, reducing the Company's net deferred tax asset to $10.1 million, representing the tax refunds due the Company.

NOTE 7 - COMPREHENSIVE INCOME:

Other comprehensive income (loss) for the three months ended July 31, 2000 was an unrealized loss of ($651,000), representing a loss from investing activities, resulting in total comprehensive income (loss) of ($100.1) million. Other comprehensive income (loss) for the six months ended July 31, 2000 was an unrealized loss of ($3.3) million, representing a loss from investing activities, resulting in total comprehensive income (loss) of ($116.2) million. Comprehensive income (loss) for the three and six months ended July 31, 1999 was not materially different form net income (loss).

NOTE 8 - SHORT-TERM DEBT:

3dfx has a line of credit agreement with a bank, which provides for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable or $25.0 million. Borrowings under the line are secured by $25.0 million of restricted cash and short-term investments and all of 3dfx's owned assets and bear interest at Libor plus 100 basis points (7.62% as of July 31, 2000). The agreement requires that 3dfx maintain certain levels of tangible net worth and generally prohibits 3dfx from paying cash dividends. The line of credit expires on December 19, 2000. At July 31, 2000, $25.0 million was outstanding under this line of credit.

The Company is in the process of negotiating with a new lender for a $30.0 million revolving credit facility, which will be based upon the level of eligible accounts receivable of the Company. Upon consummation of this financing, the Company intends to payoff the previous Revolving Credit Facility and the Term Loan with the previous lender. The $25.0 million cash and short-term investments previously pledged to secure the Revolving Credit Facility will be used to fund the payoff.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this document, including without limitation statements to the effect that 3dfx or its management "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," or "estimates," or statements concerning "potential," or "opportunity" or other variations thereof or comparable terminology or the negative thereof, that are not statements of historical fact should be considered forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Risk Factors".

OVERVIEW

The Company was founded in August 1994 to design, develop, market and support 3D media processors, subsystems and API software for the interactive electronic entertainment market. The Company derives revenue from the sale of 3D and 3D/2D media processors and graphics boards designed for use in PCs. The Company began commercial shipments of its first 3D graphics product, the Voodoo Graphics chipset, in September 1996 and introduced subsequent media processors in 1997, 1998 and 1999. In 1999, the Company broadened its product offerings to include board-level products. The Company commenced shipping significant quantities of its new Voodoo5 products in June 2000.

The Company's sales have historically been concentrated among a limited number of customers. Revenues derived from sales to D&H Distribution and Ingram Micro accounted for approximately 19% and 18% of revenues, respectively, for the quarter ended July 31, 2000. For the six months ended July 31, 2000, D&H Distribution and Ingram Micro accounted for approximately 12% and 21% of revenues, respectively. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on the Company's revenues and profitability on a quarterly basis.

The announcement and consummation of the merger between 3dfx and STB in May 1999 caused some of 3dfx's customers to end or curtail their relationships with the combined company. For example, two of 3dfx's former largest customers, Creative Labs and Diamond Multimedia Systems, Inc., compete directly with 3dfx. Sales to Diamond and Creative Labs following the merger have been reduced significantly from prior levels and these customers are no longer customers of the combined company. To date, the loss of business from former 3dfx customers has not been fully replaced through the sale of the combined company's own add-in-board level products, which has negatively impacted the Company's revenues. If other major customers of 3dfx terminate their relationship with the combined company or sales of the combined company's add-in boards continue to be less than sales to former 3dfx customers, the Company's business could be materially harmed.

As part of its manufacturing strategy, the Company leverages the expertise of third party suppliers in the areas of wafer fabrication, assembly, quality control and assurance, reliability and testing. This strategy allows the Company to devote its resources to research and development and sales and marketing activities while avoiding the significant costs and risks associated with owning and operating a wafer fabrication facility and related operations. The Company does not manufacture the semiconductor wafers used for its products and does not own or operate a wafer fabrication facility. All of the Company's wafers are currently manufactured by Taiwan Semiconductor Manufacturing Corporation ("TSMC") in Taiwan. The Company obtains manufacturing services from TSMC on a purchase order basis. The Company provides TSMC with a rolling six month forecast of its supply needs and TSMC builds to the Company's orders. The Company purchases wafers and die from TSMC. Once production yield for a particular product stabilizes, the Company pays an agreed price for wafers meeting certain acceptance criteria pursuant to a "good die" only pricing structure for that particular product. Until production yield for a particular product stabilizes, however, the Company must pay an agreed price for wafers regardless of yield. Such wafer and die purchases constitute a substantial portion of cost of product revenues once products are sold. TSMC is responsible for procurement of raw materials used in the production of the Company's products. The Company believes that raw materials required are readily available. The Company's products are packaged by three third party subcontractors, Advanced Semiconductor Engineering Group ("ASE"), Caesar Technology, Inc., and Siliconware. All of the Company's products are tested by ASE. Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement. All purchases of wafers and assembly and test services are denominated in U.S. dollars. The Company is in the process of developing a relationship with a new manufacturer of wafers.

In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's initial public offering, the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. This amortization resulted in charges to operations of $121,000 in each of the quarters ended July 31, 2000 and July 31, 1999 (of which $48,000 and $73,000 will be recorded in research and development expenses and selling, general and administrative expenses, respectively). The Company recorded amortization of deferred compensation of $242,000 for the six months ended July 31, 2000 and July 31, 1999, of which $96,000 was charged to research and development expense and $146,000 was charged to selling, general and administrative expense. As of July 31, 2000, there was no remaining deferred compensation relating to these stock options.

OVERVIEW OF GIGAPIXEL MERGER AND TREATMENT OF IPR&D

In July 2000, 3dfx completed a merger with GigaPixel Corporation, a Delaware Corporation. As a result of the merger, GigaPixel became a wholly-owned subsidiary of 3dfx. The merger was accounted for under the purchase method of accounting. The purchase price of GigaPixel was approximately $181.3 million and included $173.9 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period of five days before and after the announcement of the merger), $2.7 million in GigaPixel stock option costs (being determined under the Black Sholes formula) and $4.7 million in estimated expenses of the transaction. The purchase price was allocated as follows: $3.6 million to the estimated fair value of GigaPixel net tangible assets purchased (as of July 21, 2000), $66.3 million to purchased in-process research and development, $10.8 million to purchased existing technology, $2.4 million to workforce-in-place, ($5.3) million to deferred tax liabilities, and $103.5 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

The intangible assets and goodwill acquired have estimated and useful lives and estimated first year amortization, as follows:

                                                          Estimated        Fiscal 2002
                                           Amount        Useful Life      Amortization
                                        ------------     ------------     ------------
Purchased existing technology:          $ 10,830,000          5 years     $  2,166,000
Workforce-in-place                         2,400,000          5 years          480,000
Goodwill                                 103,510,000          5 years       20,702,000

The value assigned to purchased IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

Net Cash Flows. The net cash flows from the identified projects are based on our estimates of revenues, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates are based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

Revenues. The estimated revenues are based on management projections of each in-process project and these business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas are expected to peak in the year ending January 31, 2005 and decline in 2006 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by GigaPixel and their competitors.

Gross Margin. Projected gross margins associated with the identified projects are in line with comparable industry margins. Research and development, as well as sales, general and administrative costs are consistent with industry average of companies of comparable size and age.

Discount Rate. Discounting the net cash flows back to their present value is based on the industry WACC. The industry WACC is approximately 28%. The discount rate used in discounting the net cash flows from IPR&D is 30%, a 200 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

Percentage of Completion. The percentage of completion for GigaPixel technology was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion related to GigaPixel technology was 72. If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

In connection with the acquisition of GigaPixel, the Company recorded deferred compensation in the amount of approximately $6.9 million. The amount of deferred compensation is based upon the adoption of the Financial Accounting Standards Board Interpretation No. 44 issued in March 2000, "Accounting for Certain Transactions Involving Stock Compensation". The amount of deferred compensation is determined using the Black Sholes formula. This deferred compensation will be expensed over the remaining life of unvested Gigapixel options assumed by 3dfx in the acquisition of GigaPixel.

OVERVIEW OF STB MERGER AND TREATMENT OF IPR&D

In May 1999, 3dfx completed a merger with STB Systems, Inc. As a result of the STB merger, STB is now a wholly-owned subsidiary of 3dfx. The STB merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period three days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under both the Black Sholes formula and in accordance with the merger agreement) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), ($7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

The intangible assets and goodwill acquired have estimated and useful lives and estimated first year amortization, as follows:

                                                          Estimated        Fiscal 2001
                                           Amount        Useful Life      Amortization
                                        ------------     ------------     ------------
Purchased existing technology:
       1.5 year life                    $  6,475,000        1.5 years     $  3,418,000
       3 year life                         4,966,000          3 years        1,655,000
Trademarks                                 4,406,000          5 years          881,000
Workforce-in-place                         2,250,000          5 years          450,000
Executive covenants                        1,000,000          5 years          200,000
Goodwill                                  37,500,000          5 years        7,816,000

The value assigned to purchased IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. These include projects for Voodoo3 as well as other specialized technologies totaling $4.3 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below.

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

Discount Rate. Discounting the net cash flows back to their present value is based on the industry WACC. The industry WACC is approximately 14%. The discount rate used in discounting the net cash flows from IPR&D is 20%, a 600 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999

Revenues. Revenues are recognized upon product shipment. The Company's total revenues were $67.0 million in the three months ended July 31, 2000, a decrease of 36.1%, or $37.8 million from revenues of $104.8 million in the three months ended July 31, 1999. The decrease was primarily attributable to delays in the launch of the Voodoo5 product line, component shortages and pricing pressure in the retail and commercial channel on the Voodoo3 products. As a result of the delays, the Company was only able to recognize significant revenues from the Voodoo5 product line in the second half of the quarter. Revenues for the three months ended July 31, 2000 were derived from sales of the Company's Voodoo3 and Voodoo5 products. Substantially all of the revenues in the three months ended July 31, 1999 were attributable to sales of the Company's Voodoo3 products.

Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement, board assembly and warehousing, shipping and warranty costs. The Company's gross profit decreased by $18.3 million from $28.5 million in the three months ended July 31, 1999 to $10.2 million in the three months ended July 31, 2000. Gross profit as a percentage of revenues was 15.2% and 27.2% in the three months ended July 31, 2000 and July 31, 1999, respectively. The decrease can primarily be attributed to lower margins associated with pricing pressure in the retail and commercial channel on the Voodoo3 products sold in the three months ended July 31, 2000. In addition, lower unit volumes resulted in increased overhead applied on a per unit basis, resulting in decreased overall gross profit margin. The Company's future gross profit will be affected by the overall level of sales, the mix of products sold in a period, manufacturing yields, and the Company's ability to reduce product procurement and production costs.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 15.7% from $16.6 million in the three months ended July 31, 1999 to $19.2 million in the three months ended July 31, 2000. This increase reflects an increase in personnel costs, common cost allocations and engineering costs resulting from the development of Voodoo5 and other future products. In addition, the Company recorded a onetime charge for the write-down of certain purchased software in the amount of $1.9 million. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses decreased 13.2% from $19.0 million in the three months ended July 31, 1999 to $16.5 million in the three months ended July 31, 2000. The decrease is primarily attributable to decreases in marketing costs, advertising and Co-Op advertising associated with the commercial channel. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Goodwill and Other Intangibles Amortization. In connection with the STB merger and the GigaPixel merger, the latter of which was consummated in July 2000, the Company recorded assets representing goodwill of $37.9 million and $103.5 million, respectively, and intangibles of $19.1 million and $13.2 million, respectively. These amounts will be amortized ratably over the amortization periods of the applicable assets. The Company recorded amortization expense in the amount of $4.5 million for the three months ended July 31, 2000, and $3.0 million for the three months ended July 31, 1999.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from income of $685,000 in the three months ended July 31, 1999 to a net expense of $436,000 in the three months ended July 31, 2000. The decrease is related to decreased earnings from lower invested cash balances and higher interest expense on the outstanding equipment line of credit, capital lease balances and the revolving credit facility. In addition, the Company recorded an expense related to the settlement of a lawsuit.

Provision (Benefit) For Income Taxes. The Company recorded income tax benefits of $447,000 and $2.0 million for the three months ended July 31, 2000 and July 31, 1999, respectively. The Company's effective tax rate in fiscal 2001 and 2000 differs from the statutory rate due to non-deductible charges relating to the acquisition of STB, increase in valuation allowance against the Company's deferred tax assets and benefits realized as a result of a net operating loss carryback to profitable years. Management believes it is more likely than not that a portion of its net deferred tax assets will not be realized. Accordingly, a $4.3 million charge was recorded reducing the Company's net deferred tax asset to $10.1 million, representing the tax refunds due the Company. At January 31, 2000, 3dfx had net operating loss carryforwards of $22.5 million and $32.2 million for federal and state purposes, respectively. At January 31, 2000, 3dfx had research and development credit carryforwards of approximately $1.5 million and $1.0 million for federal and California purposes, respectively.

Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Due to the completion of 3dfx's initial public offering in June 1997, the acquisition of STB Systems, Inc. and the merger with GigaPixel Corporation, certain annual limitations will apply which will limit the amount of net operating losses that may be utilized on an annual basis.

SIX MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999

Revenues. Revenues are recognized upon product shipment. The Company's total revenues were $175.6 million in the six months ended July 31, 2000, an increase of $30.3 million over revenues of $145.3 million in the six months ended July 31, 1999. The increase was primarily attributable to revenues generated from board-level sales incorporating Voodoo technology throughout the period. Revenues for the six months ended July 31, 1999 include board level sales from May 13, 1999 through the end of the quarter; however, prior to the STB merger, substantially all of the revenues were comprised of chip level sales, which are priced significantly less on a per unit basis. Substantially all of the revenues in the six months ended July 31, 2000 were attributable to sales of the Company's Voodoo3 products. Revenues in the six months ended July 31, 1999 were derived in part from the sale of the Company's Voodoo Banshee, the Voodoo2 chipsets and the Voodoo3 chip. In addition, subsequent to May 13, 1999, the effective date of the STB merger, sales of board level products contributed to a substantial amount of revenues for the period.

Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement, board assembly and warehousing, shipping and warranty costs. The Company's gross profit decreased by $6.2 million from $42.8 million in the six months ended July 31, 1999 to $36.6 million in the six months ended July 31, 2000. Gross profit as a percentage of revenues was 20.8% and 29.4% in the six months ended July 31, 2000 and July 31, 1999, respectively. The decrease can primarily be attributed to the gross profit generated from sales of board-level products, which have lower margins as compared with the margins on chip-only products. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with pricing pressure in the retail and commercial channel on the Voodoo3 products sold in the six months ended July 31, 2000. Decreased unit volumes of products for the six months ended July 31, 2000 also had a negative impact on gross margin. The Company's future gross profit will be affected by the overall level of sales, the mix of products sold in a period, manufacturing yields, and the Company's ability to reduce product procurement and production costs.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 26.1% from $28.3 million in the six months ended July 31, 1999 to $35.7 million in the six months ended July 31, 2000. This increase is due in part to research and development expenses attributable to the operations of STB, which are included in the total research and development expenses for the entire six months ended July 31, 2000, but only for a portion of the six-month period ended July 31, 1999. In addition, this increase reflects an increase in personnel costs, common cost allocations and engineering costs resulting from the development of Voodoo5 and other future products, as well as a onetime write-down of certain purchased software in the amount of $1.9 million. The Company expects to continue to make substantial investments in research and development and anticipates that research and development expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 39.4% from $25.6 million in the six months ended July 31, 1999 to $35.7 million in the six months ended July 31, 2000. The selling, general and administrative expenses relating to the operations of STB, are included in total in the six months ended July 31, 2000, and from the effective date of the merger, May 13, 1999 through July 31, 1999. In addition, marketing costs associated with the Voodoo5 product family launch and increased legal costs contributed to the increase in selling, general and administrative. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods, although such expenses as a percentage of total revenues will fluctuate.

Goodwill and Other Intangibles Amortization. In connection with the STB merger, the Company recorded assets representing goodwill of approximately $37.9 million and intangibles of approximately $19.1 million. Additionally, the Company recorded goodwill of approximately $103.5 million and intangibles of $13.2 million in connection with the GigaPixel merger, consummated on July 21, 2000. These amounts will be amortized ratably over the amortization periods of the applicable assets. The Company recorded $8.3 million and $3.0 million in related amortization for the six months ended July 31, 2000 and the six months ended July 31, 1999, respectively.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from income of $1.6 million in the six months ended July 31, 1999 to a net expense of $481,000 in the six months ended July 31, 2000. The decrease is primarily related to decreased earnings from lower invested cash balances and higher interest expense on the outstanding equipment line of credit, capital lease balances and the revolving credit facility. In addition, the Company recorded an expense related to the settlement of a lawsuit.

Provision (Benefit) For Income Taxes. The Company recorded income tax benefits of $1.2 million and $3.0 million for the six months ended July 31, 2000 and July 31, 1999, respectively. The Company's effective tax rate in fiscal 2001 and 2000 differs from the statutory rate due to non-deductible charges relating to the acquisition of STB, increase in valuation allowance against the Company's deferred tax assets and benefits realized as a result of a net operating loss carryback to profitable years. Management believes it is more likely than not that a portion of its net deferred tax assets will not be realized. Accordingly, a $4.3 million charge was recorded reducing the Company's net deferred tax asset to $10.1 million, representing tax refunds due the Company. At January 31, 2000, 3dfx had net operating loss carryforwards of $22.5 million and $32.2 million for federal and state purposes, respectively. At January 31, 2000, 3dfx had research and development credit carryforwards of approximately $1.5 million and $1.0 million for federal and California purposes, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2000, the Company had working capital of $48.6 million including cash, cash equivalents and short-term investments of $36.7 million. Net cash used in operating activities in the first six months of fiscal 2001 was due primarily to a net loss of $112.9 million, and increases of $25.6 million in inventory, partially offset by the immediate write-off of acquired in-process research and development of $66.3 million, adjustments of depreciation of $12.8 million and amortization of $8.3 million, as well as decreases in accounts receivable and other assets of $17.6 million and $7.0 million, respectively. Net cash used in operating activities for the six months ended July 31, 1999 of $5.8 million was due primarily to a net loss of $13.8 million, and decreases of $8.4 million in accrued liabilities and $3.4 million in accounts payable, partially offset by a decrease of $8.7 million in accounts receivable, adjustments to depreciation of $5.3 million and amortization of $3.0 million, and the write-off of in-process research and development of $4.3 million.

Net cash provided by investing activities in the first six months ended July 31, 2000 was approximately $7.0 million due to maturities of short-term investments, and proceeds from the GigaPixel merger, partially offset by purchases of property and equipment of $9.2 million. Net cash used in investing activities in the six months ended July 31, 1999 was primarily due to purchases of property and equipment of $19.4 million and $7.2 million used in the merger of STB Systems. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. The Company expects capital expenditures to increase over the next several years as it expands facilities and acquires equipment to support the planned expansion of its operations.

Net cash provided by financing activities for the six months ended July 31, 2000 of $1.8 million was due to the net proceeds from the issuance of common stock of $2.2 million, partially offset by payments on its capital lease obligations. Net cash used in financing activities was approximately $5.1 million for the six months ended July 31, 1999 due primarily to the repurchase of common stock of $2.5 million and payments on line of credit and capital lease obligations.

3dfx has a $25.0 million revolving credit facility ("Revolving Credit Facility"), as well as a $3.0 million term loan ("Term Loan"). At July 31, 2000, $25.0 million was outstanding under the Revolving Credit Facility and $1.6 million was outstanding under the Term Loan. Principal amounts outstanding under the Revolving Credit Facility bear interest at LIBOR plus 100 basis points (7.62% at July 31, 2000). Amounts outstanding under the Term Loan bear interest at LIBOR plus 250 basis points and are payable in 60 monthly installments of principal and interest (9.12% at July 31, 2000). Payment of principal and interest began November 1, 1997. Formulas based on eligible accounts receivable determine availability under the Revolving Credit Facility. 3dfx has pledged $25.0 million of cash and short term-term investments, as well of 3dfx's owned assets as collateral to secure the Revolving Credit Facility. All indebtedness under the Revolving Credit Facility matures on December 19, 2000, and indebtedness under the Term Loan matures on November 1, 2002 (subject to renewal of the Revolving Credit Facility through such date).

The Company is in the process of negotiating with a new lender for a $30.0 million revolving credit facility which will be based upon the level of eligible accounts receivable of the Company. Upon consummation of this financing, the Company intends to payoff the previous Revolving Credit Facility and the Term Loan with the previous lender. The $25.0 million cash and short-term investments previously pledged to secure the Revolving Credit Facility will be used to fund the payoff. The Company estimates that approximately $24.0 million in cash will be available to the Company from the new facility following the payoff. Although the Company has been informed of approval of the facility by the lender's credit committee, a formal commitment letter has not been received. No assurances can be given that the new revolving credit facility will be completed between the Company and such new lender.

3dfx is obligated under a five-year agreement to lease a facility in Richardson, Texas which was previously the corporate headquarters of STB Systems. Construction of the 210,000 square foot facility was completed in December 1998. The total cost of the land and building was approximately $22.8 million. 3dfx made lease payments of approximately $187,000 per month in fiscal 2000, although the lease agreement provides that the amount of the lease payments is subject to adjustment based upon prevailing interest rates. Consequently, an increase in prevailing interest rates will increase the expense of the facility. 3dfx previously entered into an interest rate swap agreement that fixes the interest rate on a majority of the lease obligation at 7.55%. 3dfx does not currently use a portion of the facility and has subleased substantially all of the unused space, constituting approximately 50% of the facility space, to third parties under long term leases expiring in approximately five years. At the end of the initial five-year lease term, 3dfx has the option to renew the lease for an additional five years, pay off the underlying debt or cause the building to be sold. In the event of a sale, the proceeds are to be used to retire the underlying debt. Any excess will be paid to 3dfx. Any remaining unpaid balance owing on the underlying obligation after the sale of the facility will be the responsibility of 3dfx.

3dfx has invested in capital equipment through equipment leases for its manufacturing facility in Juarez, Mexico. 3dfx's aggregate obligations under all such equipment lease financing arrangements totaled approximately $4.7 million at July 31, 2000.

The Company's future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of research and product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which the Company's existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and available borrowings under line of credit arrangements and other factors. The Company believes that its current cash balances and cash generated from operations and from available or future debt financing, together with capital to be provided under the new revolving credit facility, will be sufficient to meet the Company's operating and capital requirements through at least the next twelve months. However, there can be no assurance that the Company will not require additional financing within this time frame. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants or an equity component. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. The failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

3DFX'S MERGER WITH GIGAPIXEL POSES A NUMBER OF SIGNIFICANT RISKS TO 3DFX'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The merger of GigaPixel with and into a wholly-owned subsidiary of 3dfx, involves some specific risks, including the following:

         o 3dfx may encounter substantial difficulties and costs integrating the two companies' products, technologies, research and development activities, administration, sales and marketing and other aspects of operations in a timely manner. The difficulties, costs and delays involved in this integration may increase operating costs, cause lower than anticipated financial performance or lead to the loss of customers and employees. The failure to successfully integrate the GigaPixel operations in a timely manner could result in a failure of 3dfx to realize any of the anticipated benefits of the merger and could materially harm the business of the combined company.

         o Uncertainty in the marketplace or customer concern regarding the impact of the merger on 3dfx could result in customers or potential customers of 3dfx deferring purchasing or licensing decisions until they have had an opportunity to assess that impact, or ceasing to do business with 3dfx altogether, which could harm the business of 3dfx.

         o Because some GigaPixel customers and licensees compete with 3dfx, these customers and licensees may cease to do business, or may reduce the amount of business that they do, with 3dfx, which could cause a decline in the combined company's revenues.

         o The merger has dramatically increased the number of freely tradeable 3dfx shares and will result in a substantial dilution to current 3dfx shareholders, which could drive down the price of 3dfx common stock. Subject to certain contractual restrictions and relevant securities laws generally applicable to affiliates, all of the shares of 3dfx common stock issued in the merger will be freely tradable in the public market. Actual sales or the perception of the potential for significant sales in the public market of a substantial number of these shares following completion of the merger could adversely affect the market price of 3dfx common stock.

         o GigaPixel has reported net losses in recent historical periods, and if these losses continue, they would adversely affect 3dfx's financial performance and condition. GigaPixel has incurred net losses for both of the years ended December 31, 1998 and December 31, 1999. If 3dfx is not successful in reversing the performance of GigaPixel's operations, those business operations would have a negative impact on the overall business of the combined company.

         o Because of the purchase accounting treatment of the merger, non-cash charges associated with the amortization of goodwill and other intangibles will reduce 3dfx's earnings in the future, which could adversely affect 3dfx's stock price.

         o 3dfx's success following the merger will depend on the retention and integration of key personnel.

         o There are substantial expenses resulting from the GigaPixel merger.

In addition, there are a number of risks related to the business and operations of GigaPixel that would affect the operations of 3dfx, including a number of the same or similar risks faced by 3dfx identified below, as well as a number of risks specific to GigaPixel, including GigaPixel's limited operating history, its dependence on a limited number of customers, GigaPixel's inability to control or influence its licensees' manufacturing, promotion, distribution or pricing of products incorporating its 3D core technologies and its limited experience in the set-top box, game console and portable device markets.

3DFX MAY EXPERIENCE UNEXPECTED REVENUE SHORTFALLS AND QUARTERLY VARIATIONS IN OPERATING RESULTS.

3dfx's quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future. These variations are the result of a number of factors, many of which are beyond 3dfx's control. These factors include:

         o The ability to successfully develop, introduce and market new or enhanced products.

         o The ability to introduce and market products in accordance with customer design requirements and design cycles.

         o Changes in the relative volume of sales of various products with different margins.

         o Changes in demand for 3dfx's products or for its customers' products.

         o Gains or losses of significant customers or strategic relationships.

         o        The volume and timing of customer orders.

         o The availability, pricing and timeliness of delivery of components for 3dfx's products.

         o The timing of new product announcements or introductions by competitors.

         o Product obsolescence and the management of product transitions.

         o        Production delays.

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

3DFX's BUSINESS CHANGES RAPIDLY AND IT MAY NOT HAVE THE RESOURCES TO EFFECTIVELY MANAGE THESE RAPID CHANGES.

The potential future growth of 3dfx has placed significant demands on its management as well as on its technical, administrative, operational and financial resources. As a result, 3dfx may not have sufficient resources to sustain and effectively manage any additional growth. The expansion of 3dfx's business to take advantage of new market opportunities will require significant technical resources, management attention and financial resources. To manage additional growth 3dfx may be required to:

         o Expand its engineering, sales, marketing and customer support organizations.

         o        Attract and retain additional qualified personnel.

         o        Expand its physical facilities.

         o Invest in the development or enhancement of its current products and develop new technologies and products that meet changing industry needs.

         o Develop systems, procedures or controls to support the expansion of its operations.

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

3dfx will depend, in part, on its ability to develop leading technologies, enhance its existing services and develop and introduce new technologies and products to meet the needs of 3dfx's customers. 3dfx also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Although 3dfx will strive to be a technological leader, future technology advances may not complement or be compatible with its products. 3dfx has expended significant resources, primarily through the acquisition of GigaPixel, to develop non-PC based products. However, there is no assurance that these non-PC based products will either be accepted or competitive in the market place, or will be profitable for 3dfx. In addition, 3dfx may be unable to economically and timely incorporate technology changes and technology advances into its business. 3dfx may be unsuccessful in effectively using new technologies, adapting its services to emerging industry standards or developing, introducing and marketing product enhancements or new products. 3dfx may also experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. The inability or delay of 3dfx to develop and introduce new technologies or products or to enhance existing products or services on a timely and cost-effective basis, or the failure of new technologies or products to achieve market acceptance, could have a material adverse effect on its business, operating results and financial condition.

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

In addition, competition for highly-skilled technical personnel is intense in the industries in which 3dfx operates. 3dfx's shareholders cannot be assured that 3dfx will be able to successfully identify, attract, hire and retain highly-skilled technical personnel in a timely and effective manner. Moreover, competitors may intensify their efforts to recruit highly-skilled technical personnel currently employed by 3dfx as a result of its merger with GigaPixel. The loss of services of one or more highly-skilled technical personnel, the failure to attract and retain other highly-skilled technical personnel or to recruit new highly-skilled technical personnel could disrupt operations and have a negative effect on employee productivity and morale of 3dfx.

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

3dfx regularly evaluates acquisition and joint venture opportunities, and in the future 3dfx may make acquisitions of other companies or technologies or enter into joint ventures. 3dfx's merger with GigaPixel is an example of such an acquisition. These acquisitions or joint ventures may divert the time and resources of 3dfx's management. Further, 3dfx has limited experience in integrating newly acquired organizations into its operations. Acquisitions involve many risks, including:

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

3DFX'S FINANCIAL RESULTS DEPEND SIGNIFICANTLY ON ITS ABILITY TO CONTINUALLY DEVELOP NEW PRODUCTS AND TECHNOLOGIES.

The markets for which 3dfx's products and technologies are designed are intensely competitive and are characterized by short product life cycles, rapidly changing technology, evolving industry standards and declining average selling prices. As a result, the financial performance of 3dfx depends to a significant extent on 3dfx's ability to successfully develop new products, including non-PC based products arising primarily from GigaPixel's technology. Because of the rapidly changing technologies in the businesses in which 3dfx will operate, 3dfx believes that significant expenditures for research and development will continue to be required by 3dfx in the future. To succeed in these businesses, 3dfx must anticipate the features and functionality that customers will demand. 3dfx must then incorporate those features and functionality into products that meet the design requirements of the PC, graphics chip and graphics board markets and the timing requirements of retail selling seasons. The success of 3dfx's new product introductions will depend on several factors, including:

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

3dfx's sales are highly concentrated among a limited number of customers. For the fiscal year ended January 31, 2000, 3dfx's largest customer, Ingram MicroD, Inc., accounted for approximately 13% of its net revenues, while 3dfx's 6 largest customers collectively accounted for approximately 40.5% of its net revenues. There can be no assurance that 3dfx will be able to retain such customers or to continue to derive significant revenues from them. The loss of any one of 3dfx's significant customers could have a material adverse effect on its financial performance and results of operations

BECAUSE 3DFX DOES NOT TYPICALLY ENTER INTO LONG-TERM CONTRACTS WITH ITS CUSTOMERS, THERE CAN BE NO ASSURANCE THAT HISTORICAL SALES VOLUMES WILL CONTINUE IN THE FUTURE.

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

3dfx expects to continue to be dependent upon TSMC in the near future. 3dfx is in the process of qualifying an alternative source of supply, however, it could take several months to establish a strategic relationship with a new manufacturing partner. As a result, a manufacturing disruption (such as the one that occurred in September 1999 when an earthquake struck Taiwan) or capacity constraints experienced by TSMC would negatively impact the production of 3dfx's graphics chips and boards and, consequently, would have a negative effect on 3dfx's business and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None


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

On August 28, 2000, nVidia filed suit against 3dfx in Northern California District Federal Court. The complaint alleges infringement by 3dfx of five nVidia patents in the Voodoo3, Voodoo4, Voodoo5 and VSA-100 families of 3dfx products. nVidia is seeking damages for the alleged infringement. The suit has just recently been filed and discovery in the case has not yet commenced.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting held on July 19, 2000, 3dfx shareholders voted to approve each of the following proposals:

         (1) to approve the Agreement and Plan of Reorganization by and among 3dfx, Galapagos Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of 3dfx, and GigaPixel Corporation, a Delaware corporation, to approve the merger of 3dfx and GigaPixel, and to approve the issuance of shares of 3dfx common stock to GigaPixel shareholders in the merger:

                                               Votes Cast Against or      Abstention
                     Votes Cast in Favor              Withheld           and Non-Vote
                     -------------------       ---------------------     ------------
                          13,155,822                   231,818             8,999,177


         (2) to approve an amendment to the 3dfx Interactive, Inc. 1995 Employee Stock Option Plan to increase the number of shares of common stock reserved for issuance under the stock plan by 2,500,000 shares for a total of 8,875,000 shares:

                                               Votes Cast Against or      Abstention
                     Votes Cast in Favor              Withheld           and Non-Vote
                     -------------------       ---------------------     ------------
                          10,024,950                  3,362,690            8,999,177


         (3) to approve an amendment to the 3dfx Interactive, Inc. 1997 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the purchase plan by 850,000 shares for a total of 1,600,000 shares, as well as to provide for larger annual increases in the number of shares reserved for issuance under the purchase plan equal to the lesser of 600,000 shares or 1.5% of 3dfx's then outstanding shares:

                                               Votes Cast Against or      Abstention
                     Votes Cast in Favor              Withheld           and Non-Vote
                     -------------------       ---------------------     ------------
                          11,831,493                  1,556,147            8,999,177

         (4) to ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants for 3dfx's fiscal year ending January 31, 2001:

                                               Votes Cast Against or
                     Votes Cast in Favor             Withheld
                     -------------------       ---------------------
                          22,229,457                   157,360


ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1*     Amended and Restated Bylaws.

         10.1* Indemnity Escrow Agreement, dated as of July 20, 2000, by and between the Company, GigaPixel Corporation, Galapagos Acquisition Corp. and U.S. Trust Company, N.A.

         10.2* Consulting Agreement, dated July 20, 2000, by and between the Company and George T. Haber.

         10.3* Noncompetition Agreement, dated as of July 20, 2000, by and between the Company and George T. Haber.

         10.4* Contingent Recourse Non-Negotiable Promissory Note, dated as of July 20, 2000, made by George T. Haber for the benefit of GigaPixel Corporation.

         10.5* Lock Up Agreement dated as of July 20, 2000, by and between the Company and George T. Haber.

         10.6* Noncompetition Agreement dated July 20, 2000, by and between the Company and Philip Carmack.

         10.7* Employment Agreement for Executive Officer dated as of July 20, 2000, by and between GigaPixel Corporation and Philip Carmack.

         10.8* Contingent Recourse Non-Negotiable Promissory Note dated as of July 20, 2000, made by Philip Carmack for the benefit of GigaPixel Corporation.

         10.09* Performance Bonus Agreement dated as of July 20, 2000, by and between GigaPixel Corporation and Philip Carmack.

         10.10 3dfx Interactive, Inc. Employee Stock Plan (Amended and Restated as of May 1, 2000) (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on July 25, 2000).

         10.11 GigaPixel Corporation 1997 Employee Incentive Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on July 25, 2000).

         27.1*    Financial Data Schedule

----------

         *        Filed herewith

         (b)      Reports on Form 8-K

                  (i) Current Report on Form 8-K filed on June 23, 2000 disclosing a press release, dated as of June 22, 2000, announcing that the Company's revenues for the three months ended July 31, 2000 will be lower than previously expected due to the Company not receiving a substantial portion of certain components that a supplier committed to provide.

                  (ii) Current Report on Form 8-K filed on July 28, 2000 disclosing the consummation of the merger of GigaPixel Corporation with the Company pursuant to the Agreement and Plan of Reorganization by and among 3dfx Interactive, Inc., Galapagos Acquisition Corp. and GigaPixel Corporation dated March 27, 2000 (incorporated by reference to the Form S-4 declared effective by the Commission on June 7, 2000).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 2000

                                             3DFX INTERACTIVE, INC.
                                             (Registrant)


                                             By: /s/ ALEX LEUPP
                                                 -------------------------------
                                                 Alex Leupp
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                             By: /s/ DAVID ZACARIAS
                                                 -------------------------------
                                                 David Zacarias
                                                 Vice President, Administration
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

         3.1*     Amended and Restated Bylaws.

         10.1* Indemnity Escrow Agreement, dated as of July 20, 2000, by and between the Company, GigaPixel Corporation, Galapagos
                  Acquisition Corp. and U.S. Trust Company, N.A.

         10.2*    Consulting Agreement, dated July 20, 2000, by and between the
                  Company and George T. Haber.

         10.3* Noncompetition Agreement, dated as of July 20, 2000, by and between the Company and George T. Haber.

         10.4* Contingent Recourse Non-Negotiable Promissory Note, dated as of July 20, 2000, made by George T. Haber for the benefit of GigaPixel Corporation.

         10.5* Lock Up Agreement dated as of July 20, 2000, by and between the Company and George T. Haber.

         10.6* Noncompetition Agreement dated July 20, 2000, by and between the Company and Philip Carmack.

         10.7*    Employment Agreement for Executive Officer dated as of July
                  20, 2000, by and between GigaPixel Corporation and Philip
                  Carmack.

         10.8*    Contingent Recourse Non-Negotiable Promissory Note dated as of
                  July 20, 2000, made by Philip Carmack for the benefit of GigaPixel Corporation.

         10.09* Performance Bonus Agreement dated as of July 20, 2000, by and between GigaPixel Corporation and Philip Carmack.

         10.10    3dfx Interactive, Inc. Employee Stock Plan (Amended and
                  Restated as of May 1, 2000) (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form
                  S-8 filed on July 25, 2000).

         10.11    GigaPixel Corporation 1997 Employee Incentive Plan
                  (incorporated by reference to Exhibit 4.1 of the Company's
                  Registration Statement on Form S-8 filed on July 25, 2000).

         27.1*    Financial Data Schedule

----------

         *        Filed herewith