Form 10-Q
period 2000-10-31
3DFX INTERACTIVE INC
filed 2000-12-20
CIK 1010026

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _________________.

                         Commission file number 0-22651

                                   ----------

                             3DFX INTERACTIVE, INC.

                                   ----------

             (Exact name of registrant as specified in its charter)


              CALIFORNIA                               77-0390421
       ------------------------                  -----------------------
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

Common Stock, No Par Value --- 39, 448,733 shares as of October 31, 2000.
================================================================================

                             3DFX INTERACTIVE, INC.

                                      INDEX

                                                                                   PAGE
PART I   FINANCIAL INFORMATION
         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets at
                      January 31, 2000 and October 31, 2000..........................1

                      Condensed Consolidated Statements of Operations for
                      the three and nine months ended October 31, 2000 and
                      October 31, 1999...............................................2

                      Condensed Consolidated Statements of Cash Flows for the
                      nine months ended October 31, 2000 and October 31,
                      1999...........................................................3

                      Notes to Condensed Consolidated Financial Statements...........4

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................9

          Item 3.     Quantitative and Qualitative Disclosure about Market Risk.....30

PART II  OTHER INFORMATION

          Item 1.     Legal Proceedings.............................................30

          Item 2.     Changes in Securities and Use of Proceeds.....................31

          Item 3.     Defaults Upon Senior Securities...............................31

          Item 4.     Submission of Matters to a Vote of Security Holders...........31

          Item 5.     Other Information.............................................31

          Item 6.     Exhibits and Reports on Form 8-K..............................32

SIGNATURES..........................................................................33

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     3dfx INTERACTIVE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                     OCTOBER 31,      JANUARY 31,
                                                        2000              2000
                                                     -----------      -----------
ASSETS
Current Assets:
  Cash and cash equivalents                          $  33,606         $  41,818
  Short-term investments                                    --            24,012
  Accounts receivable, net of allowance
     for doubtful accounts of $5,202 and $6,681         30,177            66,160
  Inventories, net                                      45,794            45,065
  Other current assets                                   5,075            28,407
                                                     ---------         ---------
     Total current assets                              114,652           205,462
                                                     ---------         ---------

Property and equipment, net                             36,961            40,269
Goodwill and other intangibles                          27,221            45,651
Other assets                                            10,433             4,729
                                                     ---------         ---------

     Total assets                                    $ 189,267         $ 296,111
                                                     =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt                                    $  30,983         $  25,000
  Accounts payable                                      62,678            60,879
  Accrued liabilities                                   17,499            20,385
  Current portion of long-term liabilities               1,324               732
  Deferred revenue                                       6,075                --
                                                     ---------         ---------
     Total current liabilities                         118,559           106,996
                                                     ---------         ---------
  Long-term liabilities                                    701             1,881

Shareholders' Equity:
  Preferred stock, no par value,
     5,000 shares authorized; none
     issued and outstanding                                 --                --
  Common stock, no par value, 50,000
     shares authorized; 39,448 and
     24,442 shares issued and outstanding              440,816           251,883
  Warrants                                                 242               242
  Deferred compensation                                (11,000)             (172)
  Unrealized gain (loss) on equity securities           (1,983)            1,844
  Accumulated deficit                                 (358,068)          (66,563)
                                                     ---------         ---------

  Total shareholders' equity                            70,007           187,234
                                                     ---------         ---------

     Total liabilities and shareholders' equity      $ 189,267         $ 296,111
                                                     =========         =========


   The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                            Three Months                     Nine Months
                                                                Ended                           Ended
                                                              October 31,                     October 31,
                                                        2000              1999            2000            1999
----------------------------------------------------------------------------------------------------------------
Net sales                                            $  39,189         $ 105,856       $ 214,757       $ 251,135
Cost of sales                                           60,935            88,624         199,903         191,122
                                                     ---------         ---------       ---------       ---------
Gross profit (loss)                                    (21,746)           17,232          14,854          60,013

Operating expenses:
   Research and development                             18,767            18,040          54,830          46,373
   Sales, general and administrative                    15,399            18,329          50,750          43,954
   Restructuring expense                                    --             1,830              --           1,830
   In-process research and                                  --                --          66,250           4,302
   development
   Goodwill and intangibles amortization                 9,667             3,627          17,993           6,601
   Impairment of goodwill and other
    intangibles                                        117,065                --         117,065              --
                                                     ---------         ---------       ---------       ---------
Total operating expenses                               160,898            41,826         306,888         103,060
                                                     ---------         ---------       ---------       ---------
Loss from operations                                  (182,644)          (24,594)       (292,034)        (43,047)
Interest and other income
(expense), net                                             696               393             215           1,988

Loss before income taxes                              (181,948)          (24,201)       (291,819)        (41,059)
Benefit for income taxes                                (3,375)           (6,583)           (313)         (9,658)
                                                     ---------         ---------       ----------      ----------
Net loss                                             $(178,573)        $ (17,618)      $(291,506)      $ (31,401)
                                                     =========         =========       ==========      ==========
Net loss per share:
  Basic and diluted                                  $   (4.53)        $    (.73)      $   (9.69)      $   (1.48)
                                                     =========         =========       ==========      ==========
Shares used in net loss per share calculations:
Basic and diluted                                       39,442            24,131          30,077          21,163

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                             OCTOBER 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
Cash flows from operating activities:
  Net loss                                            ($291,506)      ($ 31,401)
Adjustments to reconcile net income to net cash
from operating activities:
    Depreciation                                         18,181           9,537
    Amortization                                         17,993           6,601
    Stock compensation                                    1,539             363
    Write-off of acquired in-process research
    and development                                      66,250           4,302
    Impairment of goodwill and other intangibles        117,065              --
    Deferred tax benefit related to write-off of
    intangibles                                          (2,426)
    Increase (decrease) in allowance for
    doubtful accounts                                    (1,986)          2,653
    Changes in assets and liabilities:
      Accounts receivable                                40,349          (7,586)
      Inventories                                          (729)          9,118
      Other assets                                       11,622           1,279
      Accounts payable                                    1,588         (14,335)
      Accrued and other long-term liabilities            (6,050)         (9,059)
      Deferred revenue                                   (3,355)             --
                                                      ---------       ---------
      Net cash used in operating activities             (31,465)        (28,528)
                                                      ---------       ---------
Cash flows from investing activities:
  Sales (purchases) of short-term investments            24,012           6,665
  Purchases of property and equipment                   (13,711)        (20,972)
  Merger with STB Systems, Inc.                              --          (9,084)
  Merger with GigaPixel Corporation                       5,319              --
                                                      ---------       ---------
      Net cash provided (used in) investing
      activities                                         15,620         (23,391)
                                                      ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance (repurchase) of common
  stock, net                                              2,238          (3,082)
  Principal payments of capitalized lease
  obligations, net                                         (588)           (315)
  Proceeds (payments) on short term debt, net             5,983          11,209
                                                      ---------       ---------
      Net cash provided by financing activities           7,633           7,812
                                                      ---------       ---------

Net increase (decrease) in cash and cash
equivalents                                              (8,212)        (44,107)
                                                      ---------       ---------
Cash and cash equivalents at beginning of period         41,818         103,594
                                                      ---------       ---------
Cash and cash equivalents at end of period            $  33,606       $  59,487
                                                      =========       =========


Supplemental disclosure of non-cash information:
       - Unrealized loss on equity securities available-for-sale was $2,723 for the nine months ended October 31, 2000.

       - Deferred compensation on repricing of stock options was $5,301 for the nine months ended October 31,2000.


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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses of $63.3 million for the year ended January 31, 2000, incurred an additional loss of $291.5 million in the nine months ended October 31, 2000, and had an accumulated deficit of $358.1 million as of October 31, 2000.

The Company believes that its cash balances and cash generated from operations at October 31, 2000 were insufficient to meet the Company's operating and capital requirements through the following three months. On December 15, 2000, the Company entered into an asset purchase agreement with nVidia Corporation in an effort to raise capital to satisfy the Company's current operating and capital requirements. The terms of the agreement are discussed Note 11 of the Notes to Consolidated Financial Statements. The Company believes that the $15.0 million bridge loan to be provided by nVidia will enable it to meet its essential operating expenses pending closing of the nVidia asset sale, and that the proceeds from the asset sale will be sufficient to enable the Company to satisfy all known debts and liabilities, although there can be no assurance in either regard. If the Company is unable to consummate the asset sale, secure additional financing or otherwise increase its liquidity in the near future, the Company may seek protection of state insolvency or federal bankruptcy law for the orderly liquidation of its assets, or the same may be imposed upon the Company by its creditors.

Subsequent to October 31, 2000, the Company has taken measures to cut its expense in an effort to conserve its remaining cash reserves by substantially reducing its workforce, reducing its use of office space and reducing other non-essential expenses. In addition, the Company plans to sell its Juarez, Mexico manufacturing facility. The Company has not had an opportunity to fully evaluate the impact of these changes in business and certain negative consequences may not be fully understood.

Given the recent change in the Company's business outlined above,the following description of the Company's historical business operations is not indicative of what its future operations will be. Although the Company has recently taken actions to reduce its expense levels, the Company will continue to experience losses that raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

One customer represented 12% of the Company's revenues for the three months ended October 31, 2000, and three customers represented 13%, 12% and 11% of the Company's revenues for the three months ended October 31, 1999. Two customers represented more than 10% of the Company's revenues during the first nine months of fiscal 2001, one customer represented 19% and the other 11% of total revenues for the period. One customer represented 15% of the Company's revenues during the first nine months of fiscal 2000.

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

NOTE 2 - INVENTORY:

                                October 31,           January 31,
                                   2000                  2000
                                -----------           -----------
Raw materials                     $28,175               $26,708
Work in-process                    10,527                 8,940
Finished goods                      7,092                 9,417
                                  -------               -------
    Total inventory               $45,794               $45,065
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

Pro forma results of operations for the combined company as if the transaction had been consummated at the beginning of the period presented are as follows:


                                            Three Months               Nine Months
                                                Ended                     Ended
                                           October 31,1999          October 31, 1999
                                           ---------------          ----------------
Revenues                                      $105,856                 $331,924
Net income (loss)                             $(17,618)                $(49,176)
Basic and diluted net (loss per share         $(  0.73)                $(  2.06)
                                              ========                 ========

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

The intangible assets and goodwill acquired have estimated and useful lives and estimated first year amortization, as follows:

                                                                            Estimated        Fiscal 2001
                                                          Amount           Useful Life       Amortization
                                                       ------------        -----------       ------------
Purchased existing technology:                         $ 10,830,000          5 years         $  2,166,000
Workforce-in-place ..........................             2,400,000          5 years              480,000
Goodwill ....................................           103,510,900          5 years           20,702,980


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

Pro forma results of operations for the combined company as if the transaction had been consummated at the beginning of the period presented are as follows:

                                             Nine Months
                                                Ended
                                          October 31, 2000
                                          ----------------
Revenues                                      $ 220,701
Net income (loss)                             ($121,629)
Basic and diluted net (loss per share            ($3.10)
                                              ==========


On a combined basis, there were no material transactions between the Company and GigaPixel during the periods presented.

In connection with the acquisition of GigaPixel, the Company recorded deferred compensation in the amount of approximately $6.9 million. The amount of deferred compensation is based upon the adoption of the Financial Accounting Standards Board Interpretation No. 44 issued in March 2000, "Accounting for Certain Transactions Involving Stock Compensation". The amount of deferred compensation is determined using the Black Sholes formula. This deferred compensation will be expensed over the remaining life of unvested Gigapixel options assumed by 3dfx in the acquisition of GigaPixel. For the quarter and nine months ended October 31, 2000, the Company recorded amortization of deferred compensation related to the GigaPixel acquisition of $.7 million which has been included in Research and Development Costs.

NOTE 5 - NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods. Diluted loss per share was the same as basic loss per share for the three and nine months ended October 31, 1999 and the three and nine months ended October 31, 2000. During the quarters ended October 31, 2000 and October 31, 1999, options to purchase approximately 5,761,000 and 4,156,000 shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive. For the nine months ended October 31, 2000 and October 31, 1999, options to purchase approximately 5,860,000 and 3,368,000 shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive.

NOTE 6 - INCOME TAXES:

The Company recorded income tax benefits of $3.4 million and $6.6 million for the three months ended October 31, 2000 and October 31, 1999, respectively, and $.3 million and $9.7 million for the nine months ended October 31, 2000 and October 31, 1999, respectively. The Company's effective tax rate in fiscal 2001 and 2000 differs from the statutory rate due to non-deductible charges relating to the acquisition of STB and GigaPixel, increase in valuation allowance against the Company's deferred tax assets, and benefits realized as a result of a net operating loss carryback to profitable years and a reduction of $2.4 million of deferred tax liabilities related to the write-off of intangible assets in the quarter ended October 31, 2000. The Company believes it is more likely than not that a portion of its net deferred tax assets will not be realized. Accordingly, a $4.3 million charge was recorded in the second quarter of fiscal 2001, reducing the Company's net deferred tax asset to $10.1 million, representing the tax refunds due the Company. As of October 31, 2000, these tax refunds have been collected, reducing the Company's net deferred tax asset to zero.

NOTE 7 - COMPREHENSIVE LOSS:

Other comprehensive loss for the three months ended October 31, 2000 was an unrealized loss of $.6 million, representing a loss from investing activities, resulting in total comprehensive loss of ($) 179.2 million. Other comprehensive loss for the nine months ended October 31, 2000 was an unrealized loss of $3.9 million, representing a loss from investing activities, resulting in total comprehensive loss of $295.4 million. Comprehensive loss for the three and nine months ended October 31, 1999 was not materially different from net loss.

NOTE 8 - SHORT-TERM DEBT:

At October 31, 2000, the Company had a line of credit agreement with a bank, which provided for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable or $25.0 million. Borrowings under the line were secured by $25.0 million of restricted cash and short-term investments and all of the Company's owned assets. The line of credit expires on December 19, 2000. At October 31, 2000, $25.0 million was outstanding under this line of credit. In November 2000, the $25.0 million cash and short-term investments previously pledged to secure the Revolving Credit Facility was used to payoff the entire outstanding balance on the line of credit in November 2000. The Company does not intend to utilize the facility in the future.

In the quarter ended October 31, 2000, the Company recorded liabilities of $6.0 million reflecting future payments due within twelve months under software license agreements.

NOTE 9 - IMPAIRMENT OF LONG LIVED ASSETS

During the three months ended October 31, 2000, the Company recorded a charge of $117.1 million for the impairment of goodwill and intangibles. In accordance with the Company's accounting policy, the Company assessed impairment of its long-lived assets and determined that the carrying amount of goodwill and intangibles would not be recoverable due to the deteriorating condition of its operations. The impairment loss was measured as the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets as determined using the present value of expected future cash flows.

NOTE 10 - STOCK OPTION EXCHANGE

On October 20, 2000, the Company announced a stock option exchange program, allowing employees the opportunity to surrender their existing stock options in exchange for a new grant of 50% of the original options with a new exercise price of $2.00 per share. The options will vest over nine months being full vested on June 30, 2001, and expiring on June 30, 2002. This program was offered to all active employees whose options were granted on September 5, 2000, or earlier. On this date, options for 4.7 million shares were canceled and options for 2.4 million shares were granted under this program. As the market value of the shares at the date of grant exceeded the exercise price for these options, the Company recorded deferred compensation of $5.3 million to be amortized over the vesting period. In accordance with Financial Accounting Standards Board Interpretation No. 44 issued in March 2000, "Accounting for Certain transaction Involving Stock Compensation", the repricing requires the Company to account for the options as variable from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The Company recorded amortization of deferred compensation of $900,000 for the quarter ended October 31, 2000. Total amortization for all deferred compensation for the quarter ended October 31, 2000 was $1.5 million.

NOTE 11 - SUBSEQUENT EVENT

On December 15, 2000, the Company entered into a definitive agreement with nVidia Corporation under which nVidia will acquire most of the Company's assets, including the Company's intellectual property, chip inventory as well as other assets (the "Asset Sale"). Under the terms of the purchase agreement, nVidia has agreed to pay the Company $70 million cash and 1.0 million shares of registered nVidia common stock. Upon signing the purchase agreement, nVidia has agreed to loan to the Company $15.0 million for working capital, which will be credited to the cash portion of the purchase price to be paid at closing. In addition, upon signing the purchase agreement, the Company transferred to nVidia its "3dfx" and "Voodoo" trademarks and both 3dfx and nVidia agreed to stay the patent infringement litigation between them through closing of the transaction, at which time it will be jointly dismissed. The closing of the transaction is subject to a variety of conditions, including 3dfx shareholder approval, receipt of governmental approval including approval under the Hart-Scott Rodino Antitrust Improvement Act of 1976, and receipt of all necessary consents of third parties. There can be no assurance that the Company's sale of assets to nVidia Corporation will be completed.

The board of directors of the Company has approved a plan of dissolution and is recommending that its shareholders also approve this plan. Assuming 3dfx's shareholders approve the plan of dissolution, following the closing of the Asset Sale, 3dfx will proceed to wind up its affairs. The proceeds from the Asset Sale and the sale of the Company's remaining assets will be used to pay or adequately provide for the Company's debts and liabilities. Any remaining assets will thereafter be distributed to the Company's shareholders in one or more distributions, and the Company will then dissolve.

Subsequent to October 31, 2000, the Company has announced its plans to substantially reduce its costs in order to best conserve its resources. These cost-cutting measures include a reduction of substantially all of the Company's workforce by early 2001, reduction in office space, and other efforts to reduce non-essential expenses. The Company will also offer manufacturing services to third parties to cover the overhead expenses associated with its Juarez, Mexico manufacturing facility pending the sale of that facility. In the meantime, the Company expects to continue to maintain an adequate workforce to support its customers.

The target market for the Company has historically been the retail graphics market, a market that the Company has dominated since 1998. The retail graphics market represents approximately 10.0% of the overall graphics market, and is subject to extreme volatility and unpredictability. Specifically, high inventory expenses, decreasing margins and slowing demand have done irreparable harm to the Company. There is no assurance that the Company can successfully consummate the sale of its assets to nVidia Corporation, secure additional financing or otherwise increase its liquidity. If the Company is unable to consummate the asset sale with nVidia, secure additional financing or otherwise increase its liquidity, the Company may seek the protection of state insolvency or federal bankruptcy law for the orderly liquidation of its assets, or the same may be imposed upon the Company by its creditors. The accompanying financial statements do not reflect the impact of such liquidation.

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

On December 15, 2000, 3dfx entered into a definitive agreement with nVidia Corporation under which nVidia will acquire most of 3dfx's assets, including 3dfx's intellectual property, chip inventory as well as other assets. Under the terms of the purchase agreement, nVidia has agreed to pay 3dfx $70 million cash and 1.0 million shares of registered nVidia common stock. Upon signing the purchase agreement, nVidia has agreed to loan to 3dfx $15.0 million for working capital, which will be credited to the cash portion of the purchase price to be paid at closing. In addition, upon signing the purchase agreement, 3dfx transferred to nVidia its "3dfx" and "Voodoo" trademarks and both 3dfx and nVidia agreed to stay the patent infringement litigation between them through closing of the transaction, at which time it will be jointly dismissed. The closing of the transaction is subject to a variety of conditions, including 3dfx shareholder approval. There can be no assurance that 3dfx's sale of assets to nVidia Corporation will be completed.

The board of directors of 3dfx has approved a plan of dissolution and is recommending that its shareholders also approve this plan. Assuming 3dfx's shareholders approve the plan of dissolution, following the closing of the asset sale, 3dfx will proceed to wind up its affairs. The proceeds from the asset sale and the sale of 3dfx's remaining assets will be used to pay or adequately provide for 3dfx's debts and liabilities. Any remaining assets will thereafter be distributed to 3dfx's shareholders in one or more distributions, and 3dfx will then dissolve.

Subsequent to October 31, 2000, the Company announced its plans to substantially reduce its costs in order to best conserve its resources. These cost-cutting measures include a reduction of substantially all of the Company's workforce by early 2001, reduction in office space and other efforts to reduce non-essential expenses. The Company will also offer manufacturing services to third parties to cover the overhead expenses associated with its Juarez, Mexico manufacturing facility pending the sale of that facility. In the meantime, the Company expects to continue to maintain an adequate workforce to support its customers.

The target market for the Company has historically been the retail graphics market, a market that the Company has dominated since 1998. The retail graphics market represents approximately 10.0% of the overall graphics market, and is subject to extreme volatility and unpredictability. Specifically, high inventory expenses, decreasing margins and slowing demand have done irreparable harm to the Company. There is no assurance that the Company can successfully consummate the sale of its assets to nVidia Corporation, secure additional financing or otherwise increase its liquidity. If the Company is unable to consummate the asset sale with nVidia, secure additional financing or otherwise increase its liquidity, the Company may seek the protection of state insolvency or federal bankruptcy law for the orderly liquidation of its assets, or the same may be imposed upon the Company by its creditors.

The Company's sales have historically been concentrated among a limited number of customers. Revenues derived from sales to Best Buy accounted for approximately 12% of revenues, for the quarter ended October 31, 2000. For the nine months ended October 31, 2000, D&H Distribution and Ingram Micro accounted for approximately 11% and 19% of revenues, respectively. The Company expects that a small number of customers will continue to account for a substantial portion of its total revenues for the foreseeable future. The loss of any one of these customers could have a material impact on the Company's results of operations, cash flows, or financial position. In addition, sales to these customers can fluctuate and could have a material impact on the Company's revenues and profitability on a quarterly basis.

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

In connection with the grant of stock options to employees since inception (August 1994) through the effective date of the Company's initial public offering, the Company recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. This amount is presented as a reduction of shareholders' equity and is amortized ratably over the vesting period of the applicable options. This amortization resulted in charges to operations of $121,000 in the quarter ended October 31, 1999 (of which $48,000 and $73,000 was recorded in research and development expenses and selling, general and administrative expenses, respectively). The Company recorded amortization of deferred compensation of $242,000 and $363,000 for the nine months ended October 31, 2000 and October 31, 1999, respectively, of which $96,000 and $144,000, respectively, was charged to research and development expense and $146,000 and $219,000, respectively, was charged to selling, general and administrative expense. As of July 31, 2000, there was no remaining deferred compensation relating to these stock options.

On October 20, 2000, the Company undertook a stock option exchange program, allowing employees the opportunity to surrender their existing stock options in exchange for a new grant of 50% of the original options with a new exercise price of $2.00 per share. The options will vest over nine months, being fully vested on June 30, 2001, and expiring on June 30, 2002. This program was offered to all active employees whose options were granted on September 5, 2000, or earlier. On this date, options for 4.7 million shares were canceled and options for 2.4 million shares were granted under this program. As the market value of the shares at the date of grant exceeded the exercise price for these options the Company recorded deferred compensation of $5.3 million to be amortized over the vesting period. In accordance with Financial Accounting Standards Board Interpretation No. 44 issued in March 2000. "Accounting for Certain transaction Involving Stock Compensation", the repricing requires the Company to account for the options as variable from the date of modification to the date the award is exercised, forfeited, or expires unexercised. The Company recorded amortization of deferred compensation of $.9 million for the quarter ended October 31, 2000. Total amortization for all deferred compensation for the quarter ended October 31, 2000 was $1.5 million.

During the three months ended October 31, 2000, the Company recorded a charge of $117.1 million for the impairment of goodwill and other intangibles. In accordance with the Company's accounting policy, the Company assessed impairment of its long-lived assets and determined that the carrying amount of goodwill and intangibles would not be recoverable due to the deteriorating condition of its operations. The impairment loss was measured as the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets as determined using the present value of expected future cash flows.

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

The intangible assets and goodwill acquired have estimated and useful lives and estimated first year amortization, as follows:

                                                                            Estimated        Fiscal 2002
                                                          Amount           Useful Life       Amortization
                                                       ------------        -----------       ------------
Purchased existing technology: ..............          $ 10,830,000          5 years         $  2,166,000
Workforce-in-place ..........................             2,400,000          5 years              480,000
Goodwill ....................................           103,510,000          5 years           20,702,000

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

In connection with the acquisition of GigaPixel, the Company recorded deferred compensation in the amount of approximately $6.9 million. The amount of deferred compensation is based upon the adoption of the Financial Accounting Standards Board Interpretation No. 44 issued in March 2000, "Accounting for Certain Transactions Involving Stock Compensation". The amount of deferred compensation is determined using the Black Scholes formula. This deferred compensation will be expensed over the remaining life of unvested Gigapixel options assumed by the Company in the acquisition of GigaPixel.

OVERVIEW OF STB MERGER AND TREATMENT OF IPR&D

In May 1999, 3dfx completed a merger with STB Systems, Inc. As a result of the STB merger, STB is now a wholly-owned subsidiary of 3dfx. The STB merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of the 3dfx stock for a period three days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under both the Black Scholes formula and in accordance with the merger agreement) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), ($7.6) million to establish deferred tax liabilities associated with the certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

Revenues. Revenues are recognized upon product shipment. The Company's total revenues were $39.2 million in the three months ended October 31, 2000, a decrease of 63.0%, or $66.7 million from revenues of $105.9 million in the three months ended October 31, 1999. The decrease was primarily attributable to sluggish sales in the retail and commercial channel. Sell through of the Company's Voodoo5 products in the retail and commercial channel was significantly less than expected. In addition, pricing pressure in the channel on the Voodoo5 product line resulted in additional price protection reserves taken. Sales to international customers during the quarter, primarily in Western Europe, were significantly less than a year ago. Revenues for the three months ended October 31, 2000 were derived from sales of the Company's Voodoo3 and Voodoo5 products. Substantially all of the revenues in the three months ended October 31, 1999 were attributable to sales of the Company's Voodoo3 products.

Gross Profit (Loss). Gross profit (loss) consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement, board assembly and warehousing, shipping and warranty costs. The Company's gross profit (loss) decreased by $38.9 million from $17.2 million in the three months ended October 31, 1999 to ($21.7) million in the three months ended October 31, 2000. Gross profit (loss) as a percentage of revenues was 16.3% in the three months ended October 31, 1999 and (55.5%) in the three months ended October 31, 2000. The decrease can primarily be attributed to lower margins associated with pricing pressure in the retail and commercial channel on the Voodoo3 and Voodoo5 products sold in the three months ended October 31, 2000. In addition, lower production volumes resulted in increased overhead applied on a per unit basis, resulting in decreased overall gross profit margin. The Company also took additional price protection reserves to promote sell through in the commercial and retail channel, as well as additional inventory reserves, due to excess inventories resulting from lower than anticipated sales volumes.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 4.4% from $18.0 million in the three months ended October 31, 1999, to $18.8 million in the three months ended October 31, 2000. This slight increase reflects an increase in personnel costs related to the GigaPixel acquisition and general engineering costs resulting from the development of Voodoo5 and other future products.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses decreased 15.8% from $18.3 million in the three months ended October 31, 1999 to $15.4 million in the three months ended October 31, 2000. This decrease is primarily attributable to decreases in salary and compensation expense resulting from lower headcount, as well as decreases in general operating expenses.

Goodwill and Other Intangibles Amortization. In connection with the STB merger and the GigaPixel merger, the latter of which was consummated in July 2000, the Company recorded assets representing goodwill of $37.9 million and $103.5 million, respectively, and intangibles of $19.1 million and $13.2 million, respectively. These amounts are amortized ratably over the amortization periods of the applicable assets. The Company recorded amortization expense in the amount of $9.7 million for the three months ended October 31, 2000, and $3.6 million for the three months ended October 31, 1999.

Impairment of Goodwill and Other Intangibles. During the three months ended October 31, 2000 the Company recorded a charge of $117.1 million for the impairment of goodwill and other intangibles as discussed in the Overview.

Interest and Other Income (Expense), Net. Interest and other income (expense), net increased from income of $393,000 in the three months ended October 31, 1999 to income of $696,000 in the three months ended October 31, 2000. The increase is related primarily to tenant income from subleasing activities relating to the facility located in Richardson, Texas.

Provision (Benefit) For Income Taxes. The Company recorded income tax benefits of $3.4 million and $6.6 million for the three months ended October 31, 2000 and October 31, 1999, respectively. The Company's effective tax rate in fiscal 2001 and 2000 differs from the statutory rate due to non-deductible charges relating to the acquisition of STB Systems, Inc. and GigaPixel Corporation and a reduction of $2.4 million of deferred tax liabilities related to the write-off of intangible assets in the third quarter of fiscal 2001.

NINE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

Revenues. Revenues are recognized upon product shipment. The Company's total revenues were $214.8 million in the nine months ended October 31, 2000, a decrease of $36.4 million from revenues of $251.1 million in the nine months ended October 31, 1999. The decrease was primarily attributable to slower than anticipated sales of the Company's Voodoo5 product into the retail and commercial channel. Revenues for the nine months ended October 31, 1999 include board level sales from May 13, 1999 through the end of the quarter; however, prior to the STB merger, substantially all of the revenues were comprised of chip level sales. Substantially all of the revenues in the nine months ended October 31, 2000 were attributable to sales of the Company's Voodoo3 and Voodoo5 products. Revenues in the nine months ended October 31, 1999 were derived in part from the sale of the Company's Voodoo Banshee, the Voodoo2 chipsets and the Voodoo3 chip. In addition, subsequent to May 13, 1999, the effective date of the STB merger, sales of board level products contributed to a substantial amount of revenues for the period.

Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from the Company's contract manufacturers, labor and overhead associated with such procurement, board assembly and warehousing, shipping and warranty costs. The Company's gross profit decreased by $45.2 million from $60.0 million in the nine months ended October 31, 1999 to $14.9 million in the nine months ended October 31, 2000. Gross profit as a percentage of revenues was 6.9% and 23.9% in the nine months ended October 31, 2000 and October 31, 1999, respectively. The decrease can primarily be attributed to the gross profit generated from sales of board-level products, which have lower margins as compared with the margins on chip-only products. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with pricing pressure in the retail and commercial channel on the Voodoo3 and Voodoo5 products sold in the nine months ended October 31, 2000. The Company also took additional price protection reserves to promote sell through in the commercial and retail channel, as well as additional inventory reserves, due to excess inventories resulting from lower than anticipated sales volumes. Decreased production volumes of products for the nine months ended October 31, 2000 also had a negative impact on gross margin.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to the Company's foundries in connection with manufacturing start-up of new products. Research and development expenses increased 18.1% from $46.4 million in the nine months ended October 31, 1999 to $54.8 million in the nine months ended October 31, 2000. This increase is due in part to research and development expenses attributable to the operations of STB, which are included in the total research and development expenses for the entire nine months ended October 31, 2000, but only for a portion of the nine-month period ended October 31, 1999. In addition, this increase reflects an increase in personnel costs relating to the GigaPixel acquisition, common cost allocations and engineering costs resulting from the development of Voodoo5 and other future products, as well as a onetime write-down of certain purchased software in the amount of $1.9 million.

Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 15.5% from $43.9 million in the nine months ended October 31, 1999 to $50.8 million in the nine months ended October 31, 2000. The selling, general and administrative expenses relating to the operations of STB, are included in total in the nine months ended October 31, 2000, and from the effective date of the merger, May 13, 1999 through October 31, 1999. In addition, marketing costs associated with the Voodoo5 product family launch and increased legal costs contributed to the increase in selling, general and administrative.

Goodwill and Other Intangibles Amortization. In connection with the STB merger, the Company recorded assets representing goodwill of approximately $37.9 million and intangibles of approximately $19.1 million. Additionally, the Company recorded goodwill of approximately $103.5 million and intangibles of $13.2 million in connection with the GigaPixel merger, consummated on July 21, 2000. These amounts are being amortized ratably over the amortization periods of the applicable assets. The Company recorded amortization expense in the amount of $18.0 million and $6.6 million in related amortization for the nine months ended October 31, 2000 and the nine months ended October 31, 1999, respectively.

Impairment of Goodwill and Other Intangibles. During the nine months ended October 31, 2000 the Company recorded a charge of $117.1 million for the impairment of goodwill and other intangibles as discussed in the Overview.

Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased from income of $2.0 million in the nine months ended October 31, 1999 to income of $215,000 in the nine months ended October 31, 2000. The decrease is related to decreased earnings from lower invested cash balances and higher interest expense on the outstanding equipment line of credit, capital lease balances and the revolving credit facility.

Provision (Benefit) For Income Taxes. The Company recorded income tax benefits of $.3 million and $9.7 million for the nine months ended October 31, 2000 and October 31, 1999, respectively. The Company's effective tax rate in fiscal 2001 and 2000 differs from the statutory rate due to non-deductible charges relating to the acquisition of STB Systems, Inc. and GigaPixel Corporation, increase in valuation allowance against the Company's deferred tax assets and benefits realized as a result of a net operating loss carryback to profitable years. Management believes it is more likely than not that a portion of its net deferred tax assets will not be realized. Accordingly, a $4.3 million charge was recorded to write off the balance of the Company's net deferred tax asset in the second quarter of fiscal 2001. Additionally, a tax benefit of $2.4 million was recorded in the third quarter of fiscal 2001 related to the release of deferred tax liabilities associated with intangible asset write-offs in that period.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2000, the Company had net negative working capital of ($3.9) million including cash, cash equivalents and short-term investments of $33.6 million. Net cash used in operating activities in the first nine months of fiscal 2001 was due primarily to a net loss of $291.5 million, partially offset by the immediate write-off of acquired in-process research and development of $66.3 million, depreciation of $18.1 million and amortization of $18.0 million, impairment of goodwill and intangible assets of $117.1 million, as well as decreases in accounts receivable and other assets of $40.3 million and $11.6 million, respectively.

Net cash provided by investing activities in the first nine months ended October 31, 2000 was approximately $15.6 million due to maturities of short-term investments, and proceeds from the GigaPixel merger, partially offset by purchases of property and equipment of $13.7 million. The Company does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases. Net cash provided by financing activities for the nine months ended October 31, 2000 of $7.6 million was due to the net proceeds from the issuance of common stock of $2.2 million, and increased short term debt of $6.0 million.

At October 31, 2000, the Company had a $25.0 million revolving credit facility ("Revolving Credit Facility"), as well as a $3.0 million term loan ("Term Loan"). At October 31, 2000, $25.0 million was outstanding under the Revolving Credit Facility and $1.6 million was outstanding under the Term Loan. Payment of principal and interest began November 1, 1997. Formulas based on eligible accounts receivable determine availability under the Revolving Credit
Facility. Subsequent to October 31, 2000, the Company repaid in full all of its indebtedness under the Revolving Credit facility. The Company does not intend to utilize the facility in the future.

Under the terms of the December 15, 2000 asset purchase agreement with nVidia, nVidia will provide a $15 million bridge loan to the Company. The loan is to be repaid upon the closing of the asset sale or the termination of the agreement.

The Company is obligated under a five-year agreement to lease a facility in Richardson, Texas, which was previously the corporate headquarters of STB Systems. Construction of the 210,000 square foot facility was completed in December 1998. The total cost of the land and building was approximately $22.8 million. The Company made lease payments of approximately $187,000 per month in fiscal 2000, although the lease agreement provides that the amount of the lease payments is subject to adjustment based upon prevailing interest rates. Consequently, an increase in prevailing interest rates will increase the expense of the facility. The Company previously entered into an interest rate swap agreement that fixes the interest rate on a majority of the lease obligation at 7.55%. Subsequent to October 31, 2000, the swap agreement was cancelled in exchange for a cash payment of approximately $300,000. The Company does not currently use a portion of the facility and has subleased substantially all of the unused space, constituting approximately 50% of the facility space, to third parties under long term leases expiring in approximately five years. At the end of the initial five-year lease term, the Company has the option to renew the lease for an additional five years, pay off the underlying debt or cause the building to be sold. In the event of a sale, the proceeds are to be used to retire the underlying debt. Any excess will be paid to the Company. Any remaining unpaid balance owing on the underlying obligation after the sale of the facility will be the responsibility of the Company. The Company has entered into an agreement to sell its Richardson facility for a sales price in excess of its obligations under the lease.

The Company holds an option to purchase real estate adjoining its Texas headquarters. The option entitles the Company to purchase the real estate for $3.9 million, but the option would increase to current market value of the real estate if not exercised by December 31, 2000. The Company expects to exercise the option and then resell the property pursuant to an agreement to sell the property to a third party.

3dfx has invested in capital equipment through equipment leases for its manufacturing facility in Juarez, Mexico. The Company's aggregate obligations under all such equipment lease financing arrangements totaled approximately $4.7 million at October 31, 2000.

The Company's liquidity and capital requirements depend upon numerous factors, including the availability to the Company of additional capital on terms acceptable to the Company, successful implementation of cost-cutting measures, completion of the asset sale to nVidia Corporation, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, available borrowings under line of credit arrangements and other factors.

 The Company has in recent years been unable to generate cash from its operations due to the sluggish retail chip market and other factors, and has used, and continues to use its remaining cash resources to finance its operations and its efforts to find a strategic partner, as well as pay its outstanding debts. The Company expects to continue to incur certain operating expenses that will consume available cash resources over time. On December 15, 2000, the Company entered into an asset purchase agreement with nVidia Corporation in an effort to raise capital to satisfy the Company's current operating and capital requirements. Under the terms of the agreement the Company will sell nVidia certain assets and intellectual property for $70 million in cash and 1.0 million shares of nVidia common stock. See additional discussion regarding the terms of the agreement in Item 5.

The Company believes that its cash balances and cash generated from operations at October 31, 2000 were insufficient to meet the Company's operating and capital requirements through the following three months. The Company believes that the $15.0 million bridge loan to be provided by nVidia will enable it to meet its essential operating expenses pending closing of the nVidia Asset Sale, and that the proceeds from the Asset Sale will be sufficient to enable the Company to satisfy all known debts and liabilities, although there can be no assurance in either regard. If the Company is unable to consummate the Asset Sale, secure additional financing or otherwise increase its liquidity in the near future, the Company may seek protection of state insolvency or federal bankruptcy law for the orderly liquidation of its assets, or the same may be imposed upon the Company by its creditors. The accompanying financial statements do not reflect the results of such liquidations.

The Company has taken measures subsequent to October 31, 2000 to cut its expenses in an effort to conserve its remaining cash reserves by substantially reducing its workforce, reducing its use of office space and reducing other non-essential expenses. In addition, the Company plans to sell its Juarez, Mexico manufacturing facility.

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

THE ASSET SALE MAY NOT BE CONSUMMATED.

The consummation of the Asset Sale under the asset purchase agreement with nVidia Corporation is subject to numerous conditions. There can be no assurance, even if the shareholders of 3dfx vote to approve the Asset Sale, that the Asset Sale will be consummated. If it is not consummated, 3dfx may not be able to sell its assets to another buyer on terms as favorable as those provided in the asset purchase agreement, or at all, which would mean that less cash would be available for distribution to 3dfx's shareholders than if the asset sale had been consummated. Further, the termination of the Asset Purchase Agreement under certain circumstances would result in 3dfx being obligated to pay certain expenses and fees to nVidia, as well as other negative consequences.

3DFX MAY REQUIRE ADDITIONAL SOURCES OF CASH TO MEET ITS CAPITAL AND OPERATIONAL REQUIREMENTS AND FACES UNCERTAINTY IN OBTAINING CASH ON SATISFACTORY TERMS.

The liquidity and cash flow from 3dfx's operations are insufficient to meet its operating and capital requirements. As a result, although nVidia Corporation has agreed to extend a bridge loan to 3dfx and to purchase most of 3dfx's assets (subject to certain conditions), 3dfx may be required to seek additional sources of cash through financing or other means, including public or private debt or equity financings. If adequate funds are not available, then 3dfx may be unable to continue as a going concern. 3dfx's capital requirements depend on numerous factors, including the availability to the Company of additional capital on terms acceptable to the Company, successful implementation of cost-cutting measures, completion of the asset sale to nVidia Corporation, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, available borrowings under line of credit arrangements and other factors.

(Something missing) assurance that any means of raising cash sought by 3dfx will be available, or, if available, will be on terms or in amounts attractive to 3dfx.

If the Company fails to resolve its current liquidity issues, management believes the Company will experience severe financial and operational difficulties, including (i) the inability to generate sufficient working capital from operations to respond to changes in customer demand, to increase sales base, to satisfy the outstanding debts, working capital or capital expenditure requirements, (ii) being required to make price or receivables concessions, thereby resulting in further deterioration in financial results in future periods, (iii) erosion of the Company's relationships with its vendors, thereby resulting in further deterioration in future periods, (iv) the inability to retain its key personnel, and (v) the inability to fully realize the carrying value of certain assets including capital equipment.

3DFX MAY BE SUBJECT TO CLAIMS OF FRAUDULENT CONVEYANCE BY 3DFX'S CREDITORS.

3DFX has incurred substantial indebtedness. Under federal and state fraudulent conveyance statutes in a bankruptcy, reorganization or rehabilitation case or similar proceeding or a lawsuit by unpaid creditors of 3dfx, under certain circumstances, such court could enjoin or void the Asset Sale and/or take other action detrimental to 3dfx and its shareholders. These circumstances include the findings that, at the time 3dfx consummated the Asset Sale, (i) the assets were sold to hinder, delay or defraud current or future creditors or (ii) (A) the Company received less than reasonably equivalent value or fair consideration for its assets and (B) the Company, (1) was insolvent or was rendered insolvent by reason of the Asset Sale, (2) was engaged, or about to engage, in a business or transaction for which its assets constituted unreasonably small capital, (3) intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured (as all of the foregoing terms are defined in or interpreted under such fraudulent conveyance statutes) or (4) was a defendant in an action for money damages, or had a judgment for money damages docketed against it (if, in either case, after final judgment, the judgment is unsatisfied).

The measure of insolvency for purposes of the foregoing considerations will vary depending upon the federal or local law that is being applied in any such proceeding. Generally, however, 3dfx would be considered insolvent if, at the time it consummated the Asset Sale, either (i) the fair market value (or fair saleable value) of its assets is less than the amount required to pay its total existing debts and liabilities (including the probable liability on contingent liabilities) as they become absolute and mature or (ii) it is incurring debts beyond its ability to pay as such debts mature.

3DFX MAY NOT BE ABLE TO SATISFY ITS DEBT OBLIGATIONS AND MAY BE FILE OR FORCED INTO BANKRUPTCY BY ITS CREDITORS.

3dfx has entered into a definitive agreement with nVidia Corporation for the sale of its assets. If such transaction is not consummated, it is not likely that 3dfx will be able to satisfy its debt obligations and may be forced to resort to bankruptcy protection. Even if 3dfx is able to consummate the asset sale with nVidia, the proceeds provided by such transaction may not be sufficient to satisfy all of 3dfx's known and unknown outstanding debts and liabilities. In the event that the proceeds from the nVidia asset sale are insufficient to pay its outstanding debts and other liabilities, 3dfx's creditors will be able to foreclose on any collateral granted by the Company to secure its indebtedness, and may force 3dfx into involuntary bankruptcy. Further, in the event that there are insufficient proceeds to pay or otherwise provide for 3dfx debts and obligations, there will be no assets available for distribution to 3dfx's shareholders.

3DFX HAS EXPERIENCED UNEXPECTED REVENUE SHORTFALLS AND QUARTERLY VARIATIONS IN OPERATING RESULTS.

3dfx's quarterly and annual results of operations have varied significantly in the past and are likely to continue to vary in the future. These variations are the result of a number of factors, many of which are beyond 3dfx's control. These factors include:

        - The ability to successfully develop, introduce and market new or enhanced products.

        - The ability to introduce and market products in accordance with customer design requirements and design cycles.

        - Changes in the relative volume of sales of various products with different margins.

        - Changes in demand for 3dfx's products or for its customers' products.

        - Gains or losses of significant customers or strategic relationships.

        -       The volume and timing of customer orders.

        - The availability, pricing and timeliness of delivery of components for 3dfx's products.

        - The timing of new product announcements or introductions by competitors.

        -       Product obsolescence and the management of product transitions.

        -       Production delays.

        -       Decreases in the average selling prices of products.

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

AS NEARLY ALL OF THE REVENUES OF 3DFX WILL BE DERIVED FROM THE PC AND GRAPHICS BOARD AND CHIP INDUSTRIES, THE RECENT DOWNTURN IN THE RETAIL GRAPHICS MARKET HAS ADVERSELY AFFECTED 3DFX'S BUSINESS.

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

In addition, the PC market has experienced significant economic downturns recently, characterized by lower product demand and accelerated reduction of product prices. As a result, the sell through of the Company's Voodoo5 products in the retail and commercial channel has been significantly less than expected. Consequently, 3dfx has not been able to generate sufficient revenues from the sale of its Voodoo products to satisfy its debt obligations and continue its operations as currently conducted. The slowdown of the PC market and the sluggish sales of the Company's Voodoo products have had a material adverse effect on the Company's business, operating results and financial condition.

IN ORDER TO CONSERVE ITS CASH RESERVES SO THAT 3DFX CAN MEET ITS DEBT OBLIGATIONS AND OPERATE ITS BUSINESS AS CURRENTLY CONDUCTED, 3DFX WILL NEED TO TAKE MEASURES TO CUT ITS EXPENSES.

In an effort to conserve its remaining cash reserves, 3dfx will implement cost cutting measures to minimize its expenses by curtailing or discontinuing various activities and operations, including substantially reducing its workforce, reducing its use of office space and other efforts to reduce non-essential expenses. There can be no assurance that 3dfx will be successful in timely and adequately reducing its expenses.

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

3DFX'S LIMITED OPERATING HISTORY, COMBINED WITH ITS RECENT SUBSTANTIAL LOSSES, MAKES THE ASSESSMENT OF ITS FUTURE OPERATING RESULTS DIFFICULT.

3dfx has been shipping products only since the third quarter of 1996. This limited operating history makes the assessment of 3dfx's future operating results difficult. Additionally, 3dfx incurred net losses of approximately $1.7 million in fiscal 1997, $63.3 million in fiscal 2000 and $291.5 million in the first nine months of fiscal 2001. Even though 3dfx is undertaking substantial cost-cutting measures, it is unlikely to ever return to profitability.

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

        - Market fluctuations and performance of the PC and graphics chip and board industries;

        - Changes in the perceived likelihood of the closing of the nVidia asset sale; and

        - Changes in the amount of assets, if any, that will be available to distribute to 3dfx shareholders following the payment or provision for 3dfx's debts and liabilities.

The price of a share of 3dfx has in recent periods declined, and declined significantly following 3dfx's announcement on December 15, 2000 of the proposed asset sale to nVidia and dissolution of 3dfx. The closing sale price of 3dfx common stock on December 18, 2000 was $.19 per share.

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

3dfx's sales are highly concentrated among a limited number of customers. For the fiscal year ended January 31, 2000, 3dfx's largest customer, Ingram MicroD, Inc., accounted for approximately 13% of its net revenues, while 3dfx's 6 largest customers collectively accounted for approximately 40.5% of its net revenues. There can be no assurance that 3dfx will be able to retain such customers or to continue to derive significant revenues from them. The loss of any one of 3dfx's significant customers could have a material adverse effect on its financial performance and results of operations.

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

BECAUSE 3DFX HAS LIMITED PRODUCT DIVERSITY, 3DFX'S INABILITY TO MAINTAIN ITS HISTORICAL SALES VOLUMES HAS RESULTED IN A NEGATIVE IMPACT ON 3DFX'S RESULTS OF OPERATIONS.

3dfx's revenues depend on the markets for 3D/2D and 3D graphics chips and boards for PCs and on 3dfx's ability to compete effectively in those markets. Since 3dfx currently has no other products, 3dfx's business has been materially harmed as it has been unable to continue to sell these products at historical levels.

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

In November 2000, 3dfx announced its plans to close its facility in Juarez, Mexico and remove itself from the graphics card manufacturing business.

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

3dfx's success will depend upon its proprietary technology. 3dfx currently relies upon a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary technology rights. Despite current efforts to protect these proprietary rights, protective measures may not be adequate to prevent misappropriation or independent third-party development of 3dfx's technology. The laws of many foreign jurisdictions offer less protection of intellectual property rights than the laws of the United States. Effective patent, copyright, trademark and trade secret protection may not be available in other jurisdictions. In addition, 3dfx may need to litigate claims against third parties to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Such litigation could result in substantial cost and diversion of management resources. A successful claim against 3dfx could effectively block its ability to use or license its technology in the United States or abroad. Any failure of 3dfx to protect its proprietary rights adequately could have a material adverse effect on the business, operating results and financial condition of 3dfx.

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

BECAUSE THE MARKETS IN WHICH 3DFX OPERATES ARE INTENSELY COMPETITIVE, 3DFX MAY LOSE MARKET SHARE AND BE FORCED TO REDUCE THE PRICE OF ITS PRODUCTS.

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

LITIGATION MAY DIVERT 3DFX'S RESOURCES, OTHERWISE HARM 3DFX AND REDUCE THE MARKET PRICE OF 3DFX'S COMMON STOCK.

In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. It is possible that similar litigation could be brought against 3dfx. Such litigation could result in substantial costs and would likely divert management's attention and resources. Any adverse determination in such litigation could also subject 3dfx to significant liabilities. In addition, securities class actions or other actions initiated by shareholders of 3dfx could seek to enjoin the Asset Sale or otherwise seek damages against 3dfx and its officers and directors.

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

3DFX'S MERGER WITH GIGAPIXEL CORPORATION POSES A NUMBER OF SIGNIFICANT RISKS TO 3DFX'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The merger of GigaPixel Corporation with and into a wholly-owned subsidiary of 3dfx, involves some specific risks, including the following:

        - 3dfx may encounter substantial difficulties and costs integrating the two companies' products, technologies, research and development activities, administration, sales and marketing and other aspects of operations in a timely manner. The difficulties, costs and delays involved in this integration may increase operating costs, cause lower than anticipated financial performance or lead to the loss of customers and employees. The failure to successfully integrate the GigaPixel operations in a timely manner could result in a failure of 3dfx to realize any of the anticipated benefits of the merger and could materially harm the business of the combined company.

        - Because some GigaPixel customers and licensees compete with 3dfx, these customers and licensees may cease to do business, or may reduce the amount of business that they do, with 3dfx, which could cause a decline in the combined company's revenues.

        - The merger has dramatically increased the number of freely tradeable 3dfx shares, resulting in a substantial dilution to current 3dfx shareholders, which could negatively impact the price of 3dfx common stock. Subject to certain contractual restrictions and relevant securities laws generally applicable to affiliates, all of the shares of 3dfx common stock issued in the merger were freely tradable in the public market. Actual sales or the perception of the potential for significant sales in the public market of a substantial number of these shares following completion of the merger could adversely affect the market price of 3dfx common stock.

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

        - 3dfx's success following the merger will depend on the retention and integration of key personnel.

        - There are substantial expenses resulting from the GigaPixel merger.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        None

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 21, 1998, 3dfx filed suit against nVidia Corporation ("nVidia") in Northern California District Federal Court. The complaint alleges patent infringement relating to nVidia's use of multi-texturing technology in its RIVA TNT product. On September 29, 2000, the Court issued a ruling which in 3dfx's opinion, interpreted the patent claims in favor of the Company.

On August 28, 2000, nVidia filed suit against 3dfx in Northern California District Federal Court. The complaint alleges infringement by 3dfx of five nVidia patents in the Voodoo3, Voodoo4, Voodoo5 and VSA-100 families of 3dfx products. nVidia is seeking damages for the alleged infringement.

Under the terms of the asset purchase agreement between 3dfx and nVidia Corporation, the parties agree to stay the pending patent litigation between them through the closing of the asset sale, at which time the suits will be jointly dismissed with prejudice.

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

On December 17, 1999, a similar securities class action lawsuit was also filed in the United States District Court for the Northern District of Texas, Dallas Division, against STB and three of its officers and directors. The action asserts claims under Sections 10 and 20 of the Securities Exchange Act of 1934. On February 8, 2000, another similar class action lawsuit, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934, was filed against STB and three of its officers and directors in the United States District Court for the Northern District of Texas. All of these actions have subsequently been consolidated, and the parties have now reached an agreement in principle to settle their actions. The settlement, which has been approved by the Court, does not reflect any admission of liability by any of the defendants. The principal terms of the settlement call for the establishment of a settlement fund consisting of $4.7 million which has been paid by insurance.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

On December 15, 2000, 3dfx entered into a definitive agreement with nVidia Corporation under which nVidia will acquire certain of 3dfx's assets, including 3dfx's intellectual property, chip inventory as well as other assets (the "Asset Sale"). Under the terms of the purchase agreement, nVidia has agreed to pay 3dfx $70 million cash and 1.0 million shares of registered nVidia common stock. Upon signing the purchase agreement, nVidia has agreed to loan to 3dfx $15.0 million for working capital, which will be credited to the cash portion of the purchase price to be paid at closing. In addition, upon signing the purchase agreement, 3dfx transferred to nVidia its "3dfx" and "Voodoo" trademarks and both 3dfx and nVidia agreed to stay the patent infringement litigation between them through closing of the transaction, at which time it will be jointly dismissed. The closing of the transaction is subject to a variety of conditions, including 3dfx shareholder approval, receipt of governmental approval including approval under the Hart-Scott Rodino Antitrust Improvement Act of 1976, and receipt of all necessary consents of third parties. There can be no assurance that 3dfx's sale of assets to nVidia Corporation will be completed.

The board of directors of 3dfx has approved a plan of dissolution and recommends that its shareholders also approve this plan. Assuming 3dfx's shareholders approve the plan of dissolution, following the closing of the Asset Sale, 3dfx will proceed to wind up its affairs. The proceeds from the Asset Sale and the sale of 3dfx's remaining assets will be used to pay or adequately provide for 3dfx's debts and liabilities. Any remaining assets will thereafter be distributed to 3dfx's shareholders in one or more distributions, and 3dfx will then dissolve.

3dfx has announced its plans to substantially reduce its costs in order to best conserve its resources. These cost-cutting measures include a reduction of substantially all of 3dfx's workforce by early next year, reduction in office space and other efforts to reduce non-essential expenses. 3dfx will also offer manufacturing services to third parties to cover the overhead expenses associated with its Juarez, Mexico manufacturing facility pending the sale of that facility. In the meantime, 3dfx expects to continue to maintain an adequate workforce to support its customers.

Messrs. Andrei M. Manoliu and George T. Haber recently resigned from the board of directors of 3dfx. No action has been taken to fill the vacancies created by these resignations.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits


        10.1* Employment Agreement, dated as of October 20, 2000, by and between the Company and Richard Burns.

        27.1*   Financial Data Schedule.

------------
        *       Filed herewith

        (b)     Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 19, 2000

                                       3DFX INTERACTIVE, INC.
                                       (Registrant)


                                       By:    /s/ ALEX LEUPP
                                              ----------------------------------
                                              Alex Leupp
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                       By:    /s/   RICHARD A. HEDDLESON
                                              ----------------------------------
                                              Richard A. Heddleson
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT               Documents
-------               ---------
10.1*   Employment Agreement, dated as of November 10, 2000, by and between the
        Company and Richard Burns.

27.1*   Financial Data Schedule.

------------
        *       Filed herewith