Form 10-K
period 2001-01-31
3DFX INTERACTIVE INC
filed 2001-05-16
CIK 1010026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-K

          [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on May 9, 2001 of $.32 per share, as reported on the Nasdaq National Market, was approximately $12,612,106. Shares of common stock held by officers, directors and their affiliates have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of May 9, 2001, the registrant had outstanding 39,799,364 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                           FORWARD-LOOKING STATEMENTS

        Unless the context otherwise requires, the term "3dfx" when used in this Form 10-K ("Report") refers to 3dfx Interactive, Inc., a California corporation, and its consolidated subsidiaries and predecessors. This Report contains some forward-looking statements within the meaning of the federal securities laws. When used therein, the words "expects," "plans," "believes," "anticipating," "estimates," and similar expressions are intended to identify forward-looking statements. Actual results and the timing of some events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including without limitation those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations -- Risk Factors" below.

                                     PART I

ITEM 1. BUSINESS

        3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms, but is now in the process of winding up its business.

        In the fall of 2000, 3dfx began experiencing financial difficulties due in part to substantially reduced demand in the retail channel for its products. This reduced demand is attributable to a number of factors, including, in part, its failure to introduce products in a timely manner and from disappointing customer response to its existing products, as well as reduced demand in the retail channel in general and the add-in graphics segment in particular. In addition, 3dfx's high research and development costs and substantial debt burden, together with the loss of several large customers due to 3dfx's May 1999 acquisition of STB Systems, Inc. and its inability to refinance its debt on commercially reasonable terms, aggravated its financial difficulties. After extensive exploration and evaluation of various strategic alternatives, the 3dfx board of directors concluded that the liquidation, winding up and dissolution of 3dfx provided the best protection to 3dfx's creditors and was in the best interests of its shareholders.

        3dfx was incorporated in the State of California in August 1994.

REVIEW OF ALTERNATIVES

        In September 2000, the 3dfx board of directors evaluated 3dfx's business model and concluded that 3dfx could not continue to operate as a manufacturer of both graphics chips and graphics boards in light of the losses that 3dfx continued to incur in its graphics board business segment, and that it would be necessary to quickly reposition 3dfx to focus principally on the development of graphics chips and related technologies, and to further analyze the possible termination or sale of the graphics board business. 3dfx began to explore opportunities to sell its graphics board assets and transfer the liabilities related to this business and to obtain an equity investment from a strategic partner to enable 3dfx to implement its revised business strategy.

        Beginning in mid-November 2000, 3dfx, with the assistance of its financial advisor Robertson Stephens, undertook a review of 3dfx's strategic alternatives, including obtaining new sources of financing and consideration of a merger, reorganization or sale of some or all of the assets of 3dfx, and 3dfx's management and Robertson Stephens contacted both strategic and financial parties to determine their interest in such transactions. After discussions with selected parties and an extensive exploration and evaluation of possible strategic alternatives to best protect 3dfx's creditors and maximize shareholder value, the 3dfx board of directors determined in December 2000 that the sale of certain 3dfx assets (including its core graphics processor assets) to a wholly-owned subsidiary of NVIDIA Corporation ("NVIDIA Sub") was the alternative available to 3dfx that would best permit 3dfx a reasonable likelihood of satisfying the claims of its creditors and of placing it in a position to provide a return to its shareholders. For further details regarding the terms of 3dfx's sale of assets to NVIDIA Sub, see "Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations--Overview--Plan of Dissolution and Asset Sale."

        In addition, during this period members of 3dfx management worked with Robertson Stephens to assess the strategic and financial viability of 3dfx continuing as an independent concern following completion of the proposed asset sale, at which time 3dfx's remaining operating assets would largely consist of its graphics board business. Following its re-examination of the stand-alone graphics board business, 3dfx's outstanding liabilities and its consideration of all other available alternatives, the 3dfx board of directors concluded in December 2000 that the liquidation, winding up and dissolution of 3dfx was the alternative most reasonably likely to allow payment of its debts and liabilities to its creditors and to maximize the return of value to its shareholders.

LIQUIDATION, WINDING UP AND DISSOLUTION

        On December 15, 2000, the 3dfx board of directors approved the liquidation, winding up and dissolution of 3dfx pursuant to a plan of dissolution and the asset sale to NVIDIA Sub pursuant to an asset purchase agreement executed by 3dfx, NVIDIA Corporation ("NVIDIA") and NVIDIA Sub on the same date. Both proposals were also approved by 3dfx's shareholders at a special shareholders meeting held on March 27, 2001.

        3dfx has substantially reduced its costs in order to conserve its resources. These cost-cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. Due to these cost-cutting measures, 3dfx's operations have been substantially curtailed. On March 30, 2001, 3dfx filed a certificate of election to liquidate, wind up and dissolve with the California Secretary of State's office.

        On April 18, 2001, 3dfx completed the sale of substantially all of its assets to NVIDIA Sub. At the closing, NVIDIA Sub paid cash in the net amount of $55.0 million in accordance with the asset purchase agreement ($70.0 million cash, reduced by repayment of a $15.0 million bridge loan extended by NVIDIA Sub to 3dfx). Subject to 3dfx in the future satisfying certain additional conditions provided for in the asset purchase agreement, NVIDIA Sub will also deliver to 3dfx 1,000,000 shares of common stock of NVIDIA or a combination of up to $25.0 million in cash and a lesser number of shares of NVIDIA common stock. 3dfx is not yet in a position to announce if, or when, it will be able to satisfy these additional conditions.

        The 3dfx plan of dissolution provides for the liquidation, winding up and dissolution of 3dfx. The plan of dissolution provides for the liquidation of 3dfx's remaining assets, the winding up of its business and operations, and its dissolution. To the extent that there are any remaining assets after the payment of, or the provision for the payment of 3dfx's and its subsidiaries' debts and liabilities, 3dfx will distribute such assets to its shareholders in one or more distributions.

        The plan of dissolution grants broad discretion and authority to 3dfx's board of directors in the administration of the plan of dissolution, including the engagement of employees and consultants to facilitate the dissolution of 3dfx, the provision for indemnification of 3dfx's directors and officers, payment of all of its and its subsidiaries' debts and liabilities, establishment of a liquidating trust and the determination of the timing and amount of distributions. In addition, the plan of dissolution provides that 3dfx's board of directors may amend the plan of dissolution, unless the board of directors determines that such amendment would materially and adversely affect shareholders' interests.

        The actual amount and timing of, and record dates for, any distributions to 3dfx's shareholders are not known at this time. These matters will be determined in the sole discretion of the 3dfx board of directors or the trustees of the liquidating trust, as the case may be, and will depend upon a variety of factors, including the aggregate net proceeds received in the asset sale, the proceeds derived by 3dfx from the sale of other assets, the ultimate amount of known and unknown debts and liabilities of 3dfx and its subsidiaries, the resolution of litigation and other contingent liabilities, and the amount of liquidation-related expenses that must be satisfied out of 3dfx's assets. Claims, liabilities and expenses continue to accrue, and 3dfx anticipates that expenses for professional fees and other expenses of dissolution will be significant. These expenses will reduce the amount of the assets available for distribution to 3dfx shareholders.

        At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, all of its and its subsidiaries' debts and liabilities. 3dfx expects that pursuant to the terms of the asset purchase agreement it will request that NVIDIA Sub provide all or a portion of a one-time advance of up to $25.0 million cash advance in order to enable 3dfx to pay the debts owed to its and its subsidiaries' creditors. If the cash advance is made to 3dfx, then the number of NVIDIA shares receivable by 3dfx will be reduced by a number of shares determined by dividing the amount of the advance by $50. 3dfx expects that if it obtains all or a portion of the cash advance from NVIDIA Sub, it will have sufficient cash to pay all of its and its subsidiaries' known current and determinable liabilities. However, the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's shareholders. Further, if 3dfx or its subsidiaries remain subject to any contingent liabilities or become subject to additional contingencies, this could require that it establish reserves that could delay any distribution to 3dfx shareholders.

        Because of the uncertainties as to the precise net realizable value of 3dfx's assets and the settlement amount of 3dfx's and its subsidiaries' debts and liabilities, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of 3dfx's dissolution will 3dfx shareholders receive a distribution of those assets.

        Assuming 3dfx receives shares of NVIDIA common stock in connection with the asset sale, 3dfx may distribute the shares of NVIDIA common stock received by it at or about the time of its dissolution directly to its shareholders, or it may sell these shares in the open market or contribute the shares to a liquidating trust for the benefit of 3dfx's shareholders. Further, 3dfx may elect to directly distribute shares of NVIDIA common stock to some of its shareholders, while distributing an equivalent per share value in cash to others who would otherwise be entitled to receive a fractional amount or small number of shares of NVIDIA common stock. At this time, 3dfx is unable to provide specific information about the type or types of assets that 3dfx's shareholders may receive or what the value of those assets might be at the time of distribution, if a distribution is made to 3dfx's shareholders by 3dfx or a liquidating trust at all.

        The directors and officers of 3dfx will continue to oversee the liquidation, winding up and dissolution of 3dfx. However, the board of directors may determine that the use of a liquidating trust provides a better alternative for completing the liquidation process.

If the assets and liabilities of 3dfx are transferred to a liquidating trust, all shareholder distributions would be made directly from the trust after the satisfaction of all of 3dfx's and its subsidiaries' debts and liabilities.

        Upon filing a certificate of dissolution with the California Secretary of State's office or a California court entering an order declaring 3dfx to be wound up and dissolved, the stock transfer books of 3dfx will be closed as of the close of business on such date. Thereafter, no assignments or transfers of 3dfx common stock will be recorded.

PATENTS AND PROPRIETARY RIGHTS

        3dfx has sold substantially all of its intellectual property rights, including but not limited to rights relating to patents, copyrights, trade names, trade marks and domain names, to NVIDIA Sub as part of the asset sale that closed in April 2001. 3dfx and NVIDIA Sub have entered into an agreement whereby NVIDIA Sub granted to 3dfx a non-transferable license to continue to use the name "3dfx" solely in connection with the winding up of its operations.

EMPLOYEES

        As of April 30, 2001, 3dfx had approximately 417 employees, 31 of which were employees were located in the United States, 385 of which were employed by 3dfx's Mexican subsidiary and worked in its Juarez, Mexico facility, and 1 employee worked in 3dfx's office in England. No employee of 3dfx is covered by collective bargaining agreements, and 3dfx believes that its relationship with its employees is good.

        3dfx's relationship with its employees at its Mexican manufacturing facility is regulated by the Mexican Federal Labor Law. The Mexican Federal Labor Law contains detailed provisions regarding minimum employment conditions and specifies rights that must be provided to all employees in Mexico. Other Mexican federal laws require employers to make contributions to the Mexican Social Security System and to establish and make specified contributions to individual retirement savings and housing accounts at a commercial bank for all employees. In addition, Mexican federal law requires the payment of substantial severance amounts relative to the employees' wages in the event of the termination of a Mexican employee and, in the event of a shut-down of 3dfx's Mexican manufacturing facility, 3dfx may incur substantial severance costs. Although Mexican laws heavily regulate employment relationships, aggregate labor costs at 3dfx's Mexican facility are less than labor costs would be at a similar facility in the United States. There can be no assurance, however, that these laws will not be amended or supplemented in the future to increase the compensation required to be paid to Mexican employees or the costs of compliance with such laws. Any such change could have a material adverse effect on 3dfx's business, financial condition and results of operations.

ITEM 2. PROPERTIES

        3dfx leases approximately 77,805 square feet for its headquarters in one building in San Jose, California pursuant to a lease that expires on April 30, 2007, with an option to extend the lease for an additional five-year term. In addition, 3dfx leases approximately 52,040 square feet in a building adjacent to its San Jose headquarters pursuant to a lease that expires in 2007, with an option to extend the lease for an additional three-year term. In December 2000, 3dfx sold its Richardson facility to a third party for approximately $25,435,000. 3dfx is currently leasing some space in that facility from the purchaser. Under the terms of a lease agreement expiring in November 2007, 3dfx leases a 136,800 square foot manufacturing facility in Juarez, Mexico.

        3dfx is also currently leasing offices in Austin, Texas (27,179 square feet expiring in August 2004), Eugene, Oregon (2,675 square feet expiring in January 2002), Belfast, Northern Ireland (13,000 square feet expiring in April
2006), and London, England.

        The foregoing facilities exceed 3dfx's operating requirements and 3dfx is seeking to substantially reduce its lease obligations.

ITEM 3. LEGAL PROCEEDINGS

        On December 21, 2000, CagEnt Technologies Inc. filed suit against 3dfx in the Northern California District Federal Court. The complaint alleges patent infringement relating to CagEnt's patent no. 5,856,829. The complaint seeks a declaratory judgment of infringement, injunctive relief enjoining future infringement and money damages caused by the alleged infringement, together with pre-judgment and post-judgment interest, attorneys' fees and cost of suit. 3dfx believes it has meritorious defenses to the claims against it and intends to vigorously defend itself.

        Pursuant to the terms of the asset purchase agreement among NVIDIA, NVIDIA Sub and 3dfx, 3dfx and NVIDIA agreed to dismiss with prejudice the infringement lawsuit that NVIDIA and 3dfx had filed against each other. Both parties filed a joint stipulation for dismissal with the Northern California District Federal Court on April 19, 2001. On April 26, 2001, the Court signed an order granting such dismissals.

        3dfx is also a party to various legal proceedings involving collection matters and other matters against it. 3dfx is currently seeking resolutions that are mutually acceptable to the parties involved in each of these matters. However, there is no assurance that resolutions will be achieved. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from such claims will not have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        3dfx's common stock is currently quoted on the Nasdaq National Market under the symbol "TDFX." The following table sets forth for the periods indicated the high and low sale prices per share for 3dfx's common stock as reported on the Nasdaq National Market.

                                                          HIGH              LOW
                                                         ------            ------
FISCAL YEAR ENDING JANUARY 31, 2002
Second quarter (through May 9, 2001) ........            $  .38            $  .22
First quarter ...............................               .38               .22

FISCAL YEAR ENDED JANUARY 31, 2001
Fourth quarter ..............................              4.52              0.09
Third quarter ...............................              7.75              2.97
Second quarter ..............................             10.38              6.69
First quarter ...............................             13.44              8.13

FISCAL YEAR ENDED JANUARY 31, 2000
Fourth quarter ..............................             10.56              8.50
Third quarter ...............................             15.19              7.53
Second quarter ..............................             21.25             13.13
First quarter ...............................             21.88             10.81


        On May 9, 2001, the last reported sale price of 3dfx's common stock on the Nasdaq National Market was $.32 per share. As of May 9, 2001, there were approximately 452 holders of record of 3dfx's common stock. 3dfx has received a delisting notice from Nasdaq due to its failure to maintain a minimum bid of at least $1.00 per share. The notice provides that the 3dfx common stock will be delisted effective as of the opening of business on May 16, 2001. At that time trading of 3dfx's common stock will be conducted on the over-the-counter market. Trading in 3dfx's common stock will cease altogether upon the filing by 3dfx of a certificate of dissolution with the California Secretary of State's office.

DIVIDEND POLICY

        3dfx has never declared or paid cash dividends on its capital stock. However, under the terms of 3dfx's plan of dissolution, the 3dfx board of directors is authorized to make a distribution to shareholders after paying or otherwise providing for all of 3dfx's and its subsidiaries' debts and liabilities. Because of the uncertainties as to the precise net realizable value of 3dfx's assets and the settlement amount of 3dfx's and its subsidiaries' debts and liabilities, 3dfx cannot at this time determine the timing and amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of 3dfx's dissolution will 3dfx shareholders receive a distribution of those assets.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations" and the Financial Statements and the Notes thereto included elsewhere in this Report.

        On March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind up its affairs and dissolve. Accordingly, all activities of 3dfx are presented as discontinued operations in the selected financial data below. See
Note 1 to Notes to Financial Statements for further discussion.

        Effective as of February 1, 1999, 3dfx changed its fiscal year from a fiscal year beginning January 1 and ending December 31, to a fiscal year beginning February 1 and ending January 31. References in this Report to "fiscal 2001" means the year ended January 31, 2001, to "fiscal 2000" means the year ended January 31, 2000, and to "fiscal 1998" means the year ended December 31, 1998. The statement of discontinued operations data below reflects the following:

        - 3dfx took a $117.1 million charge for the impairment of goodwill and other intangible assets. 3dfx's results of discontinued operations for the year ended January 31, 2001 and financial position at January 31, 2001 reflect the impact of this charge. See Note 1 to Notes to Financial Statements for further discussion of the impairment charge.

        - 3dfx's merger with GigaPixel Corporation was consummated on July 21, 2000 and was treated as a purchase for financial reporting and accounting purposes. 3dfx's results of discontinued operations for the year ended January 31, 2001 and financial position at January 31, 2001 reflect the impact of the GigaPixel merger. See Note 3 to Notes to Financial Statements for further discussion of the GigaPixel merger.

        - 3dfx's merger with STB Systems, Inc. was consummated on May 13, 1999 and was treated as a purchase for financial reporting and accounting purposes. 3dfx's results of discontinued operations for the year ended January 31, 2000 and financial position at January 31, 2000 reflect the impact of the STB merger. See Note 2 to Notes to Financial Statements for further discussion of the STB merger.

        - In July 1998, 3dfx reached a settlement with Sega in conjunction with a lawsuit which 3dfx filed against Sega in August 1997. Fiscal 1998 includes a one-time recognition of income based on the settlement.

                                                                                                   MONTH
                                                                      FISCAL YEAR ENDED            ENDED
                                                                         JANUARY 31,              JANUARY
                                                                  -------------------------          31,
                                                                    2001            2000            1999
                                                                  ---------       ---------       ---------
STATEMENT OF DISCONTINUED OPERATIONS DATA
Revenues ...................................................      $ 233,067       $ 360,523       $  17,048
Cost of revenues ...........................................        242,989         287,872          14,527
                                                                  ---------       ---------       ---------
Gross profit (loss) ........................................         (9,922)         72,651           2,521
                                                                  ---------       ---------       ---------
Operating expenses:
    Research and development ...............................         65,394          66,062           3,340
    Selling, general and  administrative ...................         89,106          63,468           4,614
    In process research and development ....................         66,250           4,302              --
    Amortization of goodwill and other intangibles .........         24,449          10,228              --
    Impairment of goodwill and other intangibles ...........        117,065              --              --
    Restructuring expense ..................................             --           4,382              --
                                                                  ---------       ---------       ---------
       Total operating expenses ............................        362,264         148,442           7,954
                                                                  ---------       ---------       ---------
 Income (loss) from discontinued operations ................       (372,186)        (75,791)         (5,433)
 Interests and other income  (expense), net ................         (4,812)          2,180             322
                                                                  ---------       ---------       ---------
 Income (loss) from discontinued operations before
    income taxes ...........................................       (376,998)        (73,611)         (5,111)
 Provision (benefit) for income taxes ......................        (36,472)        (10,324)         (1,636)
 Net income (loss) from discontinued operations ............      $(340,526)      $ (63,287)      $  (3,475)
                                                                  =========       =========       =========
 Basic net income (loss) per share from discontinued
    operations .............................................      $  (10.63)      $   (2.81)      $   (0.22)
                                                                  =========       =========       =========
 Diluted net income (loss) per share from discontinued
    operations .............................................      $  (10.63)      $   (2.81)      $   (0.22)
                                                                  =========       =========       =========
 Shares used in basic net income (loss) from
    discontinued operations calculation ....................         32,041          22,536          15,641
                                                                  =========       =========       =========
 Shares used in diluted net income (loss) from
    discontinued operations calculation ....................         32,041          22,536          15,641
                                                                  =========       =========       =========

 BALANCE SHEET OF DISCONTINUED OPERATIONS DATA
 Cash, cash equivalents and short-term investments .........      $   9,391       $  65,830       $  94,957
 Working capital ...........................................         22,353          98,466         106,924
 Total assets ..............................................        119,606         296,111         168,870
 Other long-term liabilities ...............................             --           1,881             416
 Accumulated deficit .......................................       (407,089)        (66,563)         (3,276)
 Total shareholders' equity ................................         22,353         187,234         123,018

                                                                           FISCAL YEAR ENDED
                                                                              DECEMBER 31,
                                                                  -------------------------------------
                                                                   1998          1997           1996
                                                                  --------      --------       --------
STATEMENT OF DISCONTINUED OPERATIONS DATA
Revenues ...................................................      $202,601      $ 44,069       $  6,390
Cost of revenues ...........................................       119,618        22,611          5,123
                                                                  --------      --------       --------
Gross profit (loss) ........................................        82,983        21,458          1,267
                                                                  --------      --------       --------
Operating expenses:
    Research and development ...............................        34,045        12,412          9,435
    Selling, general and administrative ....................        35,441        11,390          6,642
    In process research and development ....................            --            --             --
    Amortization of goodwill and other intangibles .........            --            --             --
    Impairment of goodwill and other intangibles ...........            --            --             --
    Restructuring expense ..................................            --            --             --
                                                                  --------      --------       --------
       Total operating expenses ............................        69,486        23,802         16,077
                                                                  --------      --------       --------
 Income (loss) from discontinued operations ................        13,497        (2,344)       (14,810)
 Interests and other income  (expense), net ................        15,869           630             59
                                                                  --------      --------       --------
 Income (loss) from discontinued operations before
    income taxes ...........................................        29,366        (1,714)       (14,751)
 Provision (benefit) for income taxes ......................         7,663            --             --
 Net income (loss) from discontinued operations ............      $ 21,703      $ (1,714)      $(14,751)
                                                                  ========      ========       ========
 Basic net income (loss) per share from discontinued
    operations .............................................      $   1.45      $  (0.16)      $  (1.74)
                                                                  ========      ========       ========
 Diluted net income (loss) per share from discontinued
    operations .............................................      $   1.33      $  (0.16)      $  (1.74)
                                                                  ========      ========       ========
 Shares used in basic net income (loss) from
    discontinued operations calculation ....................        14,917        10,767          8,467
                                                                  ========      ========       ========
 Shares used in diluted net income (loss) from
    discontinued operations calculation ....................        16,353        10,767          8,467
                                                                  ========      ========       ========

 BALANCE SHEET OF DISCONTINUED OPERATIONS DATA
 Cash, cash equivalents and short-term investments .........      $ 95,980      $ 34,921       $  5,291
 Working capital ...........................................       110,871        37,456          6,637
 Total assets ..............................................       184,121        61,917         15,581
 Other long-term liabilities ...............................           284           546            632
 Retained earnings (accumulated deficit) ...................           199       (21,504)       (19,790)
 Total shareholders' equity ................................       126,313        44,274          9,621

        3dfx expects to file an amendment to its Current Report on Form 8-K filed on May 3, 2001 presenting the pro forma impact of the sale of certain of its assets to NVIDIA Sub on 3dfx's financial condition as of January 31, 2001.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

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

OVERVIEW

        3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms, but is now in the process of winding up its business. As discussed below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind up its affairs and dissolve. Accordingly, all activities of 3dfx are presented as discontinued operations.

        Plan of Dissolution and Asset Sale

        In the fall of 2000, 3dfx began experiencing financial difficulties due in part to substantially reduced demand in the retail channel for its products. This reduced demand is attributable to a number of factors, including, in part, its failure to introduce products in a timely manner and from disappointing customer response to its existing products, as well as reduced demand in the retail channel in general and the add-in graphics segment in particular. In addition, 3dfx's high research and development costs and substantial debt burden, together with the loss of several large customers due to 3dfx's May 1999 acquisition of STB Systems, Inc. and its inability to refinance its debt on commercially reasonable terms, aggravated its financial difficulties. After extensive exploration and evaluation of various strategic alternatives, the 3dfx board of directors concluded that the liquidation, winding up and dissolution of 3dfx provided the best protection to 3dfx's creditors and was in the best interests of its shareholders.

        On December 15, 2000, 3dfx entered into an asset purchase agreement with NVIDIA and NVIDIA Sub under which NVIDIA Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, NVIDIA agreed to pay 3dfx $70.0 million in cash and 1,000,000 shares of registered NVIDIA common stock, subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, NVIDIA loaned to 3dfx $15.0 million in cash for working capital.

        The asset sale to NVIDIA Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to NVIDIA Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and NVIDIA caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash advance of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash advance and applied it to the payment of such liabilities, and if NVIDIA does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx receives the post-closing cash advance, the 1,000,000 shares of NVIDIA common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash advance by $50. Irrespective of whether 3dfx receives a post-closing advance, the shares of NVIDIA common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved.

        On December 15, 2000, the board of directors of 3dfx also approved a plan of dissolution and on March 27, 2001 this plan of dissolution was approved by 3dfx's shareholders. On March 30, 2001, 3dfx filed a certificate of election to liquidate, wind up and dissolve with the California Secretary of State's office. 3dfx is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business. Accordingly, all of the activities of 3dfx have been presented as discontinued operations and assets have been adjusted, as appropriate, to estimated net realizable value. During the fiscal year ended January 31, 2001, 3dfx recorded a charge of $7.9 million for the write-down of inventory and a charge of $5.5 million for the write-down of property and equipment. 3dfx also recorded a charge of $117.1 million for the impairment of goodwill and other intangibles during the fiscal year ended January 31, 2001. In accordance with 3dfx's accounting policy, 3dfx assessed impairment of its long-lived assets and determined that the carrying amount of goodwill and other intangibles would not be recoverable due to the deteriorating condition of its operations. The impairment loss was measured as the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets, as determined using the present value of expected future cash flows.

        3dfx has substantially reduced its costs in order to conserve its resources. These cost cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. Due to these cost-cutting measures, 3dfx's operations have been substantially curtailed.

        3dfx expects to continue to incur certain administrative and other costs associated with winding up its affairs. However, 3dfx believes that it will have sufficient cash to pay all of its and its subsidiaries' known current and determinable liabilities. However, the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's shareholders. Further, if 3dfx or its subsidiaries are subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to 3dfx shareholders. Because of the uncertainties as to the precise net realizable value of 3dfx's assets and the settlement amount of 3dfx's and its subsidiaries' debts and liabilities, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of 3dfx's dissolution will 3dfx shareholders receive a distribution of those assets.

        Miscellaneous

        3dfx's sales have historically been concentrated among a limited number of customers. Revenues derived from sales to Ingram Micro accounted for approximately 16% and 13% of revenues for the fiscal years ended January 31, 2001 and January 31, 2000, respectively. Revenues derived from sales to D&H Distributing accounted for approximately 10% of revenues for the fiscal year ended January 31, 2001.

        In connection with the grant of stock options to employees from inception (August 1994) through the effective date of 3dfx's initial public offering, 3dfx recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. This amount was presented as a reduction of shareholders' equity and was amortized ratably over the vesting period of the applicable options. The amortization of the deferred compensation for each of the fiscal years ended January 31, 2000 and December 31, 1998 totaled $484,000 (of which $194,000 and $290,000 were recorded as a charge to research and development expenses and selling, general and administrative expenses, respectively). The remaining deferred compensation at January 31, 2000 of $172,000 was fully amortized during the fiscal year ended January 31, 2001 ($69,000 and $103,000 were recorded as a charge to research and development expenses and selling, general and administrative expenses, respectively).

        On October 20, 2000, 3dfx undertook a stock option exchange program, allowing employees the opportunity to surrender their existing stock options in exchange for a new grant of 50% of the number of original options with a new exercise price of $2.00 per share. The options were to become fully vested on June 30, 2001, and expire on June 30, 2002. This program was offered to certain active employees whose options were granted on September 5, 2000, or earlier. On October 20, 2000, options for 4.7 million shares were canceled and options for
2.35 million shares were granted under this program. As the market value of 3dfx stock at the date of grant exceeded the exercise price for these options, 3dfx recorded deferred compensation of $5.3 million to be amortized over the vesting period. In accordance with Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" issued in March 2000 ("FIN 44"), the repricing required 3dfx to account for the options as variable from the date of modification to the date the award was exercised, forfeited, or expired unexercised. On December 15, 2000, substantially all of 3dfx's United States and European employees were terminated or given notice of termination and their unvested options were correspondingly canceled. Amortization of deferred compensation taken for the options, all of which were unvested, totaling $0.9 million for the fiscal year ended January 31, 2001, was reversed, as was the remaining deferred compensation.

        Overview of GigaPixel Merger and Treatment of IPR&D

        In July 2000, a subsidiary of 3dfx completed a merger with GigaPixel Corporation ("GigaPixel"), a Delaware corporation. As a result of the merger, GigaPixel became a wholly-owned subsidiary of 3dfx. The merger was accounted for under the purchase method of accounting. The purchase price of GigaPixel was approximately $181.3 million and included $173.9 million of stock issued at fair value (fair value being determined as the average price of 3dfx stock for a few days before and after the announcement of the merger), $2.7 million in vested stock option costs (being determined under the Black Scholes formula) and $4.7 million in estimated expenses of the transaction. The purchase price was allocated as follows: $3.6 million to the estimated fair value of GigaPixel net tangible assets purchased (as of July 21, 2000), $66.3 million to purchased in-process research and development ("IPR&D"), $10.8 million to purchased existing technology, $2.4 million to workforce-in-place, ($5.3) million to deferred tax liabilities associated with certain intangibles acquired, and $103.5 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

        The intangible assets and goodwill acquired had estimated and useful lives and estimated annual amortization, as follows:

                                                                               Estimated             Annual
                                                            Amount            Useful Life         Amortization
                                                         ------------         -----------         ------------
            Purchased existing technology ...            $ 10,830,000           5 years            $ 2,166,000
            Workforce-in-place ..............               2,400,000           5 years                480,000
            Goodwill ........................             103,510,000           5 years             20,702,000

        The value assigned to purchased IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value as defined below. As described above, 3dfx recorded a charge of $117.1 million for the impairment of goodwill and other intangibles. A portion of the impaired goodwill and other intangibles originally arose as a result of the GixaPixel acquisition.

        Net Cash Flows. The net cash flows from the identified projects were based on management estimates of revenues, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates were based on the assumptions mentioned below. The research and development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

        Revenues. The estimated revenues were based on management projections of each in-process project and these business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas were expected to peak in the year ending January 31, 2005 and decline in 2006 as other new products were expected to become available. These projections were based on 3dfx's estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by GigaPixel and their competitors.

        Gross Margin. Projected gross margins associated with the identified projects were in line with comparable industry margins. Research and development, as well as sales, general and administrative costs, were consistent with the industry average of companies of comparable size and age.

        Discount Rate. Discounting the net cash flows back to their present value was based on the industry weighted average cost of capital ("WACC"). The industry WACC was approximately 28%. The discount rate used in discounting the net cash flows from IPR&D was 30%, a 200 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

        Percentage of Completion. The percentage of completion for GigaPixel technology was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project to technological feasibility. The percentage of completion related to GigaPixel technology was 72%.

        In connection with the acquisition of GigaPixel, 3dfx recorded deferred compensation for the unvested portion of GigaPixel options assumed by 3dfx in the amount of approximately $6.9 million. This deferred compensation was to be expensed over the remaining life of the unvested GigaPixel options assumed by 3dfx. For the fiscal year ended January 31, 2001, 3dfx recorded amortization of deferred compensation related to the GigaPixel acquisition of $1.5 million, which has been included in research and development expense. On December 15, 2000, all of the former GigaPixel employees were terminated and their unvested options were canceled. Accordingly, the remaining unamortized deferred compensation, which related to the unvested options, was reversed.

        Overview of STB Merger and Treatment of IPR&D

        In May 1999, 3dfx completed a merger with STB Systems, Inc. ("STB"). As a result of the STB merger, STB became a wholly-owned subsidiary of 3dfx. The STB merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of 3dfx stock for a few days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under both the Black-Scholes formula and in accordance with the merger agreement) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), ($7.6) million to establish deferred tax liabilities associated with certain intangibles acquired, $4.3 million to purchased in-process research and development, $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent third party appraisal and management's estimates.

        The value assigned to purchased IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. These include projects for 3dfx's Voodoo3 product, as well as other specialized technologies totaling $4.3 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value.

        As described above, 3dfx recorded a charge of $117.1 million for the impairment of goodwill and other intangibles. A portion of the impaired goodwill and other intangibles originally arose as a result of the STB acquisition.

RESULTS OF DISCONTINUED OPERATIONS

        As described above, 3dfx is proceeding to wind-up its affairs and is no longer operating or generating revenues in the normal course of business. Accordingly, the following discussion of results of discontinued operations is not indicative of its future operations.

        The following table sets forth certain statement of discontinued operations data of 3dfx expressed as a percentage of revenue for each of the periods indicated.

                                                                                             FISCAL YEAR ENDED
                                                                             -------------------------------------------------
                                                                                     JANUARY 31,                  DECEMBER 31,
                                                                             --------------------------           ------------
                                                                              2001                2000                1998
                                                                             ------              ------              ------
     Revenues ...................................................             100.0%              100.0%              100.0%
     Cost of revenues ...........................................             104.3%               79.8%               59.0%
                                                                             ------              ------              ------
        Gross profit (loss) .....................................              (4.3%)              20.2%               41.0%
                                                                             ------              ------              ------
     Operating expenses:
        Research and development ................................              28.1%               18.3%               16.8%
        Selling, general and administrative .....................              38.2%               17.6%               17.5%
        In-process research and development .....................              28.4%                1.2%                0.0%
        Amortization of goodwill and other intangibles ..........              10.5%                2.8%                0.0%
        Impairment of goodwill and other intangibles ............              50.2%                0.0%                0.0%
        Restructuring expense ...................................               0.0%                1.2%                0.0%
                                                                             ------              ------              ------
     Total operating expenses ...................................             155.4%               41.1%               34.3%
                                                                             ------              ------              ------
     Income (loss) from discontinued operations .................            (159.7%)             (20.9%)               6.7%
     Interest and other income (expense), net ...................              (2.1%)               0.6%                7.8%
     Provision (benefit) for income taxes .......................             (15.6)               (2.9%)               3.8%
                                                                             ------              ------              ------
     Net income (loss) from discontinued operations .............            (146.2%)             (17.4%)              10.7%
                                                                             ======              ======              ======


YEARS ENDED JANUARY 31, 2001 (FISCAL 2001) AND JANUARY 31, 2000 (FISCAL 2000)

        Revenues. Revenues are recognized upon product shipment. 3dfx's total revenues were $233.1 million for the fiscal year ended January 31, 2001 and $360.5 million for the fiscal year ended January 31, 2000. The decrease was primarily attributable to a decline in demand for 3dfx's products due to a number of factors, including, in part, its failure to introduce products in a timely manner and from disappointing customer response to its existing products, as well as reduced demand in the retail channel in general and the add-in graphics segment in particular. Also, the impact arising from 3dfx's announcement of its plan of dissolution caused revenues to significantly decrease beginning in December 2000. Revenues for fiscal 2000 include board level sales from May 13, 1999 (the date of the STB merger) through the end of the fiscal year, which contributed a substantial amount of revenues for the period; however, prior to the STB merger, substantially all 3dfx's revenues were comprised of chip level sales. Revenues in fiscal 2001 were principally attributable to sales of Voodoo5 and Voodoo3 products. Revenues in fiscal 2000 were derived in part from the sale of 3dfx's Voodoo Banshee, Voodoo2, and Voodoo3 products.

        Gross Profit. Gross profit consists of total revenues less cost of revenues. Cost of revenues consists primarily of costs associated with the purchase of components and the procurement of semiconductors from 3dfx's contract manufacturers, labor and overhead associated with procurement, assembly, testing, packaging, warehousing and shipping, and warranty costs. 3dfx's gross profit decreased by $82.6 million from a gross profit of $72.7 million in the year ended January 31, 2000 to a gross loss of ($9.9 million) in year ended January 31, 2001. Gross profit (loss) as a percentage of revenues was (4.3%) and 20.2% for the fiscal years ended January 31, 2001 and January 31, 2000, respectively. The decrease is attributable in part to the gross profit generated from sales of board-level products, which have lower margins as compared with the margins on chip-only products. In addition, the decrease in gross profit as a percentage of revenues resulted from lower margins associated with pricing pressure in the retail and commercial channel on the Voodoo3 and Voodoo5 products sold during the year and the significant drop in market price for 3dfx's remaining inventory in the fourth quarter of fiscal 2001. 3dfx also took significant additional charges totaling $10.3 million related to the write-down of inventory due to excess inventories resulting from lower than anticipated sales volumes. Increased production costs as a result of decreased production volumes during fiscal 2001 also had a negative impact on gross margins.

        Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to 3dfx's foundries in connection with manufacturing start-up of new products. Research and development expenses decreased 1.2% from $66.1 million in the fiscal year ended January 31, 2000 to $65.4 million in the fiscal year ended January 31, 2001. This decrease reflects a decrease in personnel costs and engineering costs resulting from the termination of substantially all employees in December 2000, mainly offset by an increase in personnel costs related to the GigaPixel merger and general engineering costs resulting from the development of Voodoo5 and other anticipated products during the first part of fiscal 2001.

        Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses increased 40.3% from $63.5 million in fiscal year ended January 31, 2000 to $89.1 million in the fiscal year ended January 31, 2001. The selling, general and administrative expenses relating to the operations of STB are included in the year ended January 2001, and from the effective date of the STB merger, May 13, 1999, through January 31, 2000. The selling, general and administrative expenses relating to the operations of GigaPixel are included in the fiscal year ended January 31, 2001, from the effective date of the GigaPixel merger, July 21, 2000. In addition, marketing costs associated with the Voodoo5 product family launch in fiscal 2001 and increased legal costs contributed to the increase in selling, general and administrative expenses in fiscal 2001.

        In-Process Research and Development. 3dfx recorded a one-time write-off for IPR&D in connection with the GigaPixel merger of $66.3 million in the fiscal year ended January 31, 2001, and a one-time write-off for IPR&D in connection with the STB merger of $4.3 million in the fiscal year ended January 31, 2000.

        Amortization of Goodwill and Other Intangibles. In connection with the STB merger in fiscal 2000, 3dfx recorded assets representing goodwill of approximately $37.9 million and intangibles of approximately $19.1 million. Also, in connection with the GigaPixel merger in fiscal 2001, 3dfx recorded assets representing goodwill of approximately $103.5 million and intangibles of approximately $13.2 million. These amounts are being amortized ratably over the amortization periods of the applicable assets. 3dfx recorded amortization expense in the amount of $24.5 million and $10.2 for the fiscal years ended January 31, 2001 and January 31, 2000, respectively.

        Impairment of Goodwill and Other Intangibles. During the fiscal year ended January 31, 2001, 3dfx recorded a charge of $117.1 million for the impairment of goodwill and other intangibles as previously discussed.

        Restructuring Expense. During the fiscal year ended January 31, 2000, 3dfx incurred restructuring expenses totaling approximately $4.4 million. Approximately $2.6 million of this amount related to downsizing the expense levels of 3dfx given 3dfx's fiscal 2000 financial losses.

        Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased from $2.2 million in the fiscal year ended January 31, 2000 to ($4.8 million) in the fiscal year ended January 31, 2001. During fiscal 2001 3dfx took a charge of $3.1 million, which is included in other income (expense), for the write-off of a minority investment in a private company. Also, 3dfx earned less interest income during fiscal 2001 due to significantly lower invested cash balances. In fiscal 2000 and fiscal 2001, 3dfx incurred interest expense on its revolving credit facility and its outstanding equipment line of credit and capital lease balances.

        Provision (Benefit) for Income Taxes. 3dfx recorded an income tax benefit of $36.5 million for the fiscal year ended January 31, 2001, an effective tax rate of 10%. 3dfx recorded a benefit for income taxes of $10.3 million for the fiscal year ended January 31, 2000, an effective tax rate of 14%. Management has assessed the realizability of deferred tax assets recorded at January 31, 2001 based upon the weight of available evidence, including such factors as expected future taxable income primarily related to the expected gain on the sale of assets to NVIDIA Sub. Management believes that it is more likely than not that 3dfx will not realize a portion of its deferred tax assets and, accordingly, a valuation allowance of $46.8 million has been established for such amounts at January 31, 2001.

ONE MONTH PERIOD ENDED JANUARY 31, 1999

        As a result of 3dfx's change in fiscal year to January 31 from December 31 commencing on February 1, 1999, 3dfx has reported separately the one-month period ended January 31, 1999. During this period, revenues for 3dfx were $17.0 million and were principally attributable to the sales of 3dfx's Voodoo Banshee and Voodoo2 products. Costs of revenues were $14.5 million with gross profit as a percent of revenues equal to approximately 15%. This is below the previous year's gross profit percentage due primarily to the December 1998 announcement of 3dfx's planned merger with STB. This contributed to lost revenues from former customers and price reductions to existing customers as 3dfx announced its intention to enter the graphics board business and compete with its existing customer base. Research and Development expenditures were $3.3 million for the period and Sales, General, and Administrative expenses were $4.6 million for the period. Interest and Other Income was $0.3 million, derived primarily from 3dfx's cash balances. There was a tax benefit in the period ended January 31, 1999 in the amount of $1.6 million. This benefit equates to a tax rate of 32% and is consistent with 3dfx's recent tax rate percentages.

YEARS ENDED JANUARY 31, 2000 (FISCAL 2000) AND DECEMBER 31, 1998 (FISCAL 1998)

        Revenues. Revenues are recognized upon product shipment. 3dfx's total revenues were $360.5 million for the fiscal year ended January 31, 2000 and $202.6 million for the fiscal year ended December 31, 1998. Fiscal 2000 revenues includes revenues of $299.6 million generated from sales of board-level products incorporating Voodoo3 technology by STB following the May 13, 1999, effective date of the merger. Revenues in fiscal 2000 were principally attributable to sales of 3dfx's Voodoo3 and Voodoo Banshee products. Substantially all of the revenues in fiscal 1998 were derived from sale of 3dfx's Voodoo Banshee chip and its Voodoo2 and Voodoo Graphics chipsets.

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

        Restructuring Expense. During the fiscal year ended January 31, 2000, 3dfx incurred restructuring expenses totaling approximately $4.4 million. Approximately $2.6 million of this amount related to downsizing the expense levels of 3dfx given 3dfx's fiscal 2000 financial losses. In August 1999, 3dfx recorded a restructuring charge of $1.8 million, representing a one-time reduction in workforce related to the merger with STB.

        Amortization of Goodwill and Other Intangibles. In connection with the STB merger, 3dfx recorded assets representing goodwill of approximately $37.9 million and intangibles of approximately $19.1 million. These amounts will be amortized ratably over the amortization periods of the applicable assets. For the fiscal year ended January 31, 2000, 3dfx recorded $10.2 million in related amortization.

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

        Management assessed the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as the expected future taxable income. Management believed that it was more likely than not that 3dfx would not realize a portion of its deferred tax assets and, accordingly, a valuation allowance of $11.1 million was established for such amounts at January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        As of January 31, 2001, 3dfx had net working capital of $22.4 million including cash and cash equivalents of $9.4 million. Net cash used in operating activities during the fiscal year ended January 31, 2001 of approximately $49.7 million was due primarily to a net loss of $340.5 million, deferred income taxes of $28.0 million, and a decrease in accrued and other liabilities of $16.6 million, partially offset by the immediate write-off of acquired in-process research and development of $66.3 million, depreciation of $24.1 million and amortization of goodwill and other intangibles of $24.4 million, impairment of goodwill and other intangibles of $117.1 million, write-down of fixed assets of $5.5 million, as well as decreases in accounts receivable, inventory and other assets of $58.8 million, $22.7 million and $9.0 million, respectively. Net cash used in operating activities in the fiscal year ended January 31, 2000 of approximately $33.5 million was due primarily to a net loss of $63.3 million, and increases of $5.3 million in other assets, decreases in accrued expenses of $8.3 million, partially offset by adjustments of depreciation of $14.9 million and amortization of $10.2 million, and the in-process research and development write-off of $4.3 million, as well as decreases in accounts receivable and inventory of $7.1 million and $5.3 million, respectively. Net cash provided by operating activities in fiscal 1998 was due primarily to net income of $21.7 million, and increases of $28.5 million in accounts payable and $13.3 million in accrued liabilities, partially offset by increases of $20.1 million in inventory due to the increase in manufacturing to meet customer demand and $24.9 million in accounts receivable associated with the generation of revenues.

        Net cash provided by investing activities in the fiscal year ended January 31, 2001 of approximately $20.8 million due to net sales of short term investments of $24.0 million, net proceeds from the GigaPixel merger of $5.3 million, and proceeds from the sale of property and equipment of $9.1 million, partially offset by purchases of property and equipment of $17.7 million. Net cash used in investing activities was approximately $5.4 million and $10.9 million in the fiscal years ended January 31, 2000 and December 31, 1998, respectively, and was due in each period to the purchase of investments and to the purchase of property and equipment. In addition, $8.7 million was used in the merger of STB, offset by cash acquired as a result of the merger of $29.9 million in fiscal year 2000, 3dfx does not have any significant capital spending or purchase commitments other than normal purchase commitments and commitments under leases.

        Net cash used in financing activities for the fiscal year ended January 31, 2001 of approximately $3.5 million was primarily due to net payments of a $20.5 million on a revolving credit facility and a term loan, offset by proceeds from the $15.0 million term loan from NVIDIA Sub provided under the terms of the asset purchase agreement and proceeds of $4.1 million from the issuance of common stock. 3dfx has repaid in full all of its indebtedness under its $25 million revolving credit facility and its $3.0 million term loan. Net cash provided by financing activities was approximately $7.0 million in the fiscal year ended January 31, 2000, due primarily to net proceeds on the drawdown from its line of credit, partially offset by the net repurchase of common stock of $1.9 million and payments on its capital lease obligations. Net cash provided by financing activities was approximately $58.1 million in the fiscal year ended December 31, 1998, due primarily to proceeds from a public offering in March 1998.

        3dfx has been obligated under a five-year agreement to lease a facility in Richardson, Texas, which was previously the corporate headquarters of STB. Construction of the 210,000 square foot facility was completed in December 1998. The total cost of the land and building was approximately $22.8 million. 3dfx previously entered into an interest rate swap agreement that fixed the interest rate on a majority of the lease obligation at 7.55%. During the fourth quarter of fiscal 2001, the swap agreement was cancelled in exchange for a cash payment by 3dfx of approximately $300,000. During January 2001, 3dfx exercised its option to cause the building to be sold and entered into an operating lease for approximately 50% of the space for the next six months. The proceeds of the sale were used to retire the underlying debt. A net loss of $2.1 million was recorded on the sale of the building, which is reflected in other income (expense) for fiscal 2001.

        3dfx held an option to purchase real estate adjoining its Texas headquarters. The option entitled 3dfx to purchase the real estate for $3.9 million, but the option would increase to the current market value of the real estate if the option was not exercised before December 31, 2000. 3dfx exercised the option in December 2000, and has sold the real estate to a third party for $6.7 million, resulting in a gain of $2.8 million, which is reflected in other income (expense) for fiscal 2001.

        3dfx's principal anticipated liquidity requirements involve reaching settlements with its vendors in reduction of its accounts payable, as well as reaching mutually satisfactory settlements with the lessors to its facilities and equipment leases. In addition, unknown or contingent liabilities could require substantial cash resources. 3dfx is seeking to address each of the foregoing liquidity requirements, as well as the continuing expenses associated with the winding up of its business and the overhead associated with its Juarez, Mexico manufacturing facility, with its remaining cash and other resources.

        On April 18, 2001, 3dfx completed the sale of substantially all of its assets to NVIDIA Sub and at the closing received cash in the net amount of $55.0 million. Subject to 3dfx in the future satisfying certain additional conditions provided for in the NVIDIA asset purchase agreement, NVIDIA Sub will also pay to 3dfx 1,000,000 shares of common stock of NVIDIA or a combination of up to

$25.0 million in cash and a lesser number of shares of NVIDIA common stock. 3dfx is also seeking to liquidate its remaining assets and to reduce its lease obligations through negotiations with its lessors and/or assignments or subleases of its leased properties.

        3dfx believes that it will have sufficient cash to pay all of its and its subsidiaries' known current and determinable liabilities. However, the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets. At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, all of its and its subsidiaries' debts and liabilities. Only if there are assets remaining after the payment or provision for 3dfx's and its subsidiaries' debts and liabilities, will 3dfx shareholders receive a distribution of those assets.

IMPACT OF ADOPTION OF NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of 3dfx's revenues and the majority of its costs are denominated in U.S. dollars, and 3dfx has not entered into any derivative contracts. The effective date of SFAS 133, as amended, is for fiscal quarters of fiscal years beginning after June 15, 2000. As 3dfx holds no derivative financial instruments at January 31, 2001, 3dfx does not expect that the adoption of SFAS 133 will have a material effect on its financial position or results of discontinued operations.

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

3DFX CANNOT DETERMINE AT THIS TIME THE AMOUNT OF DISTRIBUTIONS TO ITS SHAREHOLDERS, OR WHETHER ANY DISTRIBUTIONS WILL BE MADE, BECAUSE THERE ARE A VARIETY OF FACTORS, SOME OF WHICH ARE OUTSIDE OF 3DFX'S CONTROL, THAT COULD AFFECT THE ABILITY OF 3DFX TO MAKE DISTRIBUTIONS TO ITS SHAREHOLDERS.

        3dfx cannot determine at this time the amount of or whether there will be any distributions to its shareholders because that determination depends on a variety of factors, including, but not limited to, the value of 3dfx's remaining assets, the amount of 3dfx's and its subsidiaries' known and unknown debts and liabilities to be paid in the future, the resolution of pending litigation and other contingent liabilities, 3dfx's ability to reduce its lease obligations, general business and economic conditions and other matters. Examples of uncertainties that could reduce the value or eliminate distributions to 3dfx shareholders include the following:

        - The amount of 3dfx's and its subsidiaries' debts and liabilities and the estimate of the costs and expenses of 3dfx's dissolution, including any resulting tax liabilities. If actual debts, liabilities, costs and expenses exceed 3dfx's expectations, actual net proceeds will be reduced and may result in no distributions to shareholders at all.

        - If liabilities of 3dfx or its subsidiaries that are unknown or contingent later arise or become fixed in amount and must be satisfied or reserved for as part of the dissolution.

        - If the resolution of pending or future litigation, including the lawsuit with CagEnt Technologies Inc., results in greater than anticipated liabilities or expenses.

        - 3dfx will be entitled to receive an advance of up to $25 million from NVIDIA Sub only if the advance will pay 3dfx's and its subsidiaries' remaining debts and liabilities. If the advance is made, the number of shares of common stock of NVIDIA receivable by 3dfx from the asset sale will be reduced.

        - Delays in completing the dissolution of 3dfx could result in additional expenses and result in no distributions to 3dfx shareholders.

        -       A decline in the value of NVIDIA's common stock.

        For the foregoing reasons, there can be no assurance that there will be any distribution to shareholders.

3DFX MAY NOT BE ABLE TO SATISFY ITS DEBT OBLIGATIONS AND MAY FILE OR BE FORCED INTO BANKRUPTCY BY ITS CREDITORS.

        The proceeds provided by the asset sale to NVIDIA Sub may not be sufficient to satisfy all of 3dfx's known and unknown outstanding debts and liabilities. In the event that the proceeds from the NVIDIA asset sale are insufficient to pay its outstanding debts and other liabilities, 3dfx's creditors will be able to foreclose on any collateral granted by 3dfx to secure its indebtedness, and may force 3dfx into involuntary bankruptcy. Further, in the event that there are insufficient proceeds to pay or otherwise provide for 3dfx debts and obligations, there will be no assets available for distribution to 3dfx's shareholders.

THE TIMING OF THE DISSOLUTION OF 3DFX IS NOT KNOWN AND THEREFORE 3DFX CANNOT DETERMINE THE TIMING OF ANY DISTRIBUTIONS TO ITS SHAREHOLDERS.

        Several factors affect the timing of 3dfx's ability to dissolve, including the timing of the sale of 3dfx's remaining assets, 3dfx's ability to determine the amount of its and its subsidiaries' known and unknown debts and liabilities and 3dfx's ability to resolve litigation and other contingent liabilities. Any delay in the dissolution of 3dfx will result in a delay in making distributions, if any, to 3dfx shareholders.

3DFX IS UNABLE TO SPECIFY THE TYPE OF ASSETS THAT MAY BE DISTRIBUTED TO 3DFX'S SHAREHOLDERS, IF ANY DISTRIBUTION IS MADE.

        3dfx expects to receive a combination of cash and shares of NVIDIA common stock from the asset sale to NVIDIA Sub. 3dfx also expects to receive additional proceeds from the sale of its remaining assets, although it may not be successful in doing so. 3dfx may distribute the shares of NVIDIA common stock received by it upon its dissolution directly to its shareholders, or it may sell these shares in the open market or contribute the shares to a liquidating trust for the benefit of 3dfx's shareholders. Further, 3dfx may elect to directly distribute shares of NVIDIA common stock to some of its shareholders, while distributing an equivalent per share value in cash to others who would otherwise be entitled to receive a fractional amount or small number of shares of NVIDIA common stock. At this time, 3dfx is unable to provide specifics about the type of assets that 3dfx's shareholders may receive or what the value of those assets might be at the time of distribution.

3DFX'S SHAREHOLDERS COULD BE REQUIRED TO RETURN DISTRIBUTIONS IF CONTINGENT RESERVES ARE INSUFFICIENT TO SATISFY 3DFX'S LIABILITIES.

        If 3dfx (or a liquidating trust to which 3dfx's assets are transferred) makes a distribution to its shareholders but maintains inadequate reserves for the payment of its and its subsidiaries debts and liabilities, each shareholder could be required to return any additional amounts owed, up to the amount of the total distribution that the shareholder received. A distribution to 3dfx's shareholders could be delayed or diminished due to the need to make adequate provisions for 3dfx's and its subsidiaries' debt and liabilities, including contingent liabilities associated with lawsuits and threatened claims against 3dfx and its subsidiaries.

        The determination of whether a distribution is made and the amount of the distribution depends on 3dfx's ability to pay, or provide for the payment of, its and its subsidiaries' debts and liabilities, including contingent liabilities related to lawsuits and threatened claims. If these contingent liabilities later arise or become fixed in amount, 3dfx will be required to pay, or provide for the payment of, such liabilities from any remaining assets. This could result in the delay of distributions to 3dfx shareholders and the substantial reduction or elimination of any distributions.

        If 3dfx's or its subsidiaries' creditors believe that 3dfx has not adequately reserved assets for the payment of its or its subsidiaries' debts and liabilities, these creditors may be able to obtain from a court an injunction that prohibits 3dfx from making distributions to its shareholders. This action could delay or substantially diminish the distributions to be made to 3dfx's shareholders or holders of beneficial interests of the liquidating trust, as the case may be.

3DFX MAY NOT BE ABLE TO DISPOSE OF ITS REMAINING ASSETS FOR VALUES EQUALING OR EXCEEDING THOSE CURRENTLY DESIRED BY 3DFX.

        Many factors affect the prices that 3dfx may receive for 3dfx's remaining assets, including availability of buyers for these assets and perceived quality of these assets. Many of these factors are beyond 3dfx's control. As a result of the foregoing, 3dfx may not be able to sell or otherwise dispose of its assets for prices equaling or exceeding those desired by 3dfx or currently offered in the asset sale.

3DFX'S BOARD OF DIRECTORS MAY AMEND THE PLAN OF DISSOLUTION.

        3dfx's board of directors and shareholders have adopted a plan of dissolution for the liquidation, winding up and dissolution of 3dfx. 3dfx's board of directors has reserved the right, in its sole discretion, to amend the plan of dissolution unless it determines that the amendment would materially and adversely affect 3dfx's shareholders' interests.

SINCE A MAJORITY OF 3DFX'S SHAREHOLDERS HAVE APPROVED OF THE DISSOLUTION OF 3DFX, SALES OF THE REMAINING ASSETS WOULD NOT BE SUBJECT TO SHAREHOLDER APPROVAL.

        Since a majority of 3dfx's shareholders have approved of the dissolution of 3dfx, the 3dfx board of directors has broad authority to sell any or all of the remaining assets of 3dfx on such terms as the board of directors determines advisable or appropriate, even if those terms may not be acceptable to 3dfx shareholders. 3dfx shareholders will not have a subsequent opportunity to vote on any disposition of 3dfx's remaining assets.

3DFX COMMON STOCK WILL BE DELISTED FROM THE NASDAQ NATIONAL MARKET ON MAY 16, 2001.

        The trading price of 3dfx's common stock has declined significantly in recent periods. 3dfx has received a delisting notice from Nasdaq due to its failure to maintain a minimum bid of at least $1.00 per share. The notice provides that the 3dfx common stock will be delisted effective as of the opening of business on May 16, 2001. Once delisting occurs, the 3dfx common stock will likely be traded in the over-the-counter bulletin board of the National Association of Securities Dealers, Inc. or in the so-called "pink sheets." The delisting of 3dfx's common stock would mean that, among other things, fewer investors would have access to trade 3dfx's common stock, thus reducing demand for the stock. In addition, 3dfx's common stock would be subject to penny stock regulations, which could cause fewer brokers and market makers to execute trades in 3dfx's common stock. These factors would likely cause 3dfx's common stock price to further decrease.

        The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of 3dfx's common stock would likely find it more difficult to sell their shares of common stock, which would likely have an adverse effect of the market price of the common stock.

ONCE 3DFX IS DISSOLVED OR ALL OF ITS ASSETS ARE TRANSFERRED TO A LIQUIDATING TRUST, IT WILL CLOSE ITS STOCK TRANSFER BOOKS AND NO TRANSFER OF 3DFX'S COMMON STOCK WILL BE RECORDED.

        Once 3dfx is dissolved or all of its assets are transferred to a liquidating trust, it will close its stock transfer books and no transfer of 3dfx's common stock will be recorded. Thereafter, certificates representing 3dfx common stock will not be assignable or transferable on 3dfx's books except by will, intestate succession or operation of law. The equity interests of all of 3dfx's shareholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date for the distribution of all remaining assets of 3dfx, and after the final record date, any distributions made by 3dfx will be made solely to the shareholders of record on such date, except as may be necessary to reflect subsequent transfers recorded on 3dfx's books as may be necessary to reflect subsequent transfers of 3dfx's common stock as a result of any assignments by will, intestate succession or operation of law. For any other trades after the final record date, the seller and purchaser of 3dfx's stock will need to negotiate and rely on contractual obligations between themselves with respect to the right to a liquidating distribution arising from ownership of 3dfx's common stock.

3DFX IS AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO ITS STOCK PRICE VOLATILITY.

        Historically, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. 3dfx may be the target of litigation like this. Securities litigation would result in substantial costs and divert management's attention and resources, which would seriously harm 3dfx's ability to complete its dissolution and may reduce or eliminate the assets available for distribution to 3dfx shareholders.

3DFX MAY BE SUBJECT TO CLAIMS OF FRAUDULENT CONVEYANCE BY 3DFX'S CREDITORS.

        3dfx has incurred substantial indebtedness. Under federal and state fraudulent conveyance statutes in a bankruptcy, reorganization or rehabilitation case or similar proceeding or a lawsuit by unpaid creditors of 3dfx, under certain circumstances, such court could void the asset sale to NVIDIA Sub or the sale of its remaining assets and/or take other action detrimental to 3dfx and its shareholders. These circumstances include the findings that, at the time 3dfx consummated the asset sale, (i) the assets were sold to hinder, delay or defraud current or future creditors or (ii) (A) 3dfx received less than reasonably equivalent value or fair consideration for its assets and (B) 3dfx,
(1) was insolvent or was rendered insolvent by reason of an asset sale, (2) was engaged, or about to engage, in a business or transaction for which its assets constituted unreasonably small capital, (3) intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured (as all of the foregoing terms are defined in or interpreted under such fraudulent conveyance statutes) or (4) was a defendant in an action for money damages, or had a judgment for money damages docketed against it (if, in either case, after final judgment, the judgment is unsatisfied).

        The measure of insolvency for purposes of the foregoing considerations will vary depending upon the federal or local law that is being applied in any such proceeding. Generally, however, 3dfx would be considered insolvent if, at the time it consummated an asset sale, either (i) the fair market value (or fair saleable value) of its assets is less than the amount required to pay its total existing debts and liabilities (including the probable liability on contingent liabilities) as they become absolute and mature or (ii) it is incurring debts beyond its ability to pay as such debts mature.

3DFX MAY BE UNABLE TO NEGOTIATE SETTLEMENTS WITH RESPECT TO ITS REMAINING LIABILITIES.

        3dfx is currently in the process of negotiating settlements with respect to its and its subsidiaries' remaining debts and liabilities which include property leases, contracts and trade payables. If 3dfx is unable to successfully negotiate satisfactory resolutions of these obligations, it will have less or no cash proceeds to distribute to its shareholders.

3DFX WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH REPORTING REQUIREMENTS UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT").

        3dfx is obligated to comply with applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome. The Exchange Act provides for an exemption which allows an issuer to terminate its reporting obligations under the Exchange Act if it has less than 300 record holders or less than 500 record holders and its total assets have not exceeded $10.0 million on the last day of each of the issuer's most recent three fiscal years. At this time, 3dfx has approximately 452 record holders and has had in excess of $10.0 million in total assets for the last three fiscal years. As such, 3dfx is unable to terminate its reporting obligations. 3dfx cannot predict if, and when, it will meet the requirements for the exemption. The expenses for the preparation and filing of periodic reports will reduce the cash available for distribution to 3dfx shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The current executive officers and directors of 3dfx are as follows:

NAME                                  AGE                              POSITION
----                                  ---                              --------
Alex Leupp ....................       61     President, Chief Executive Officer and Director
Scott D. Sellers ..............       32     Executive Vice President, Chief Technical Officer and Director
Richard A. Heddleson ..........       50     Chief Financial Officer
Gordon  A. Campbell(1) (2) ....       56     Chairman of the Board of Directors
James L. Hopkins ..............       56     Director
James Whims (1)(2) ............       46     Director

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

        RICHARD A. HEDDLESON has served as Chief Financial Officer since October 2000. Prior to joining 3dfx, Mr. Heddleson served as Chief Financial Officer of Evoke Software Corporation from February 1997 to February 2000, and as Chief Financial Officer at Resumix, Inc. from April 1993 to June 1996.

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

        JAMES L. HOPKINS has served as a director of 3dfx since 3dfx's merger with STB in May 1999. Mr. Hopkins is the Chairman, President and Chief Executive Officer of Micrografx, Inc., a provider of graphics software. Mr. Hopkins served as a Managing Director of Hoak Breedlove Wesneski & Co., an investment banking firm from September 1999 to October 2000. Mr. Hopkins served as an officer of 3dfx from May 1999 (upon completion of the 3dfx/STB merger) to September 1999. Prior to the 3dfx/STB merger, Mr. Hopkins was the Chief Financial Officer and Vice President of Strategic Marketing for STB and served in these capacities since December 1994. Mr. Hopkins' responsibilities in these positions included directing European sales and marketing, managing specialized technology products and planning financial strategy.

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

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16 (a) of the Exchange Act requires 3dfx's officers and directors, and persons who own more than 10% of a registered class of 3dfx's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission or SEC and the National Association of Securities Dealers, Inc. Such officers, directors and 10% shareholders are also required by SEC rules to furnish 3dfx with copies of all such forms that they file. Based solely on its review of the copies of such forms received by 3dfx, or written representations from some reporting persons that no Forms 5 were required for such persons, 3dfx believes that its officers, directors and ten percent shareholders have complied with all
Section 16(a) filing requirements applicable to them in fiscal 2001, except that each of Richard Burns and Stephen A. Lapinski will be filing a Form 5 late.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The current members of the Compensation Committee are Gordon Campbell and James Whims. No executive officer of 3dfx serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of 3dfx's board of directors or Compensation Committee.

COMPENSATION OF DIRECTORS

        Members of 3dfx's board of directors do not receive compensation for their services as directors. The 3dfx Interactive, Inc. 1997 Director Option Plan (the "Director Plan") provides that options shall be granted to non-employee directors of 3dfx pursuant to an automatic nondiscretionary grant mechanism. Pursuant to such automatic grant mechanism, in fiscal 2001, directors received the following grants:

NAME                                                                    SHARES        EXERCISE PRICE
----                                                                    ------        --------------
Gordon A. Campbell........................................              11,000             $7.41
James L. Hopkins..........................................               5,000             $7.41
James Whims...............................................               6,000             $7.41
George T. Haber...........................................              13,500             $7.41
Andrei M. Manoliu.........................................              13,500             $7.41

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth for the years ended December 31, 1998, January 31, 2000 and January 31, 2001 the compensation earned by (a) 3dfx's Chief Executive Officer during the fiscal year ended January 31, 2001, (b) each of the other top four executive officers whose salary and bonus for the fiscal year ended January 31, 2001 was in excess of $100,000 for services rendered in all capacities to 3dfx for that year and (c) an individual for whom disclosure would have been provided pursuant to clause (b) but for the fact that the individual was not serving as an executive officer of 3dfx throughout the entire fiscal year ended January 31, 2001 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                             ANNUAL COMPENSATION             COMPENSATION
                                                    -------------------------------------     ----------
                                                                                              SECURITIES
                                                                             OTHER ANNUAL     UNDERLYING      ALL OTHER
                                        FISCAL      SALARY                   COMPENSATION     OPTIONS (#)   COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR       ($)(1)      BONUS ($)        (2)              (3)            ($)
---------------------------             ------     --------     ---------    ------------    -------------  ------------
Alex Leupp (4) ....................      2001      $375,000      $ 50,000      $  8,250              --           --
President, Chief Executive               2000        44,771        50,000         1,500         806,000(4)        --
Officer and Director                     1998            --            --            --          13,500(5)        --

Scott D. Sellers ..................      2001      $260,000            --            --         186,000           --
Executive Vice President,                2000       209,230        26,667            --         270,000           --
Chief Technical Officer and              1998       177,121        25,500            --          50,000           --
Director

Richard Burns (6) .................      2001      $205,961      $ 50,000      $118,245(7)      230,000           --
Senior Vice President of                 2000       148,077        25,000        56,630          70,000           --
World Wide Sales                         1998            --            --            --              --           --

Stephen A. Lapinski (8) ...........      2001      $175,383      $196,000            --         400,000           --
Senior Vice President, World             2000            --            --            --              --           --
Wide Marketing                           1998            --            --            --              --           --

Philip Carmack (9) ................      2001      $123,269      $203,140            --         160,000           --
Senior Vice President of                 2000            --            --            --              --           --
Engineering                              1998       112,961        40,000            --           5,000           --

Richard A. Heddleson (10)  ........      2001      $ 63,462            --            --         325,000           --
Chief Financial Officer                  2000            --            --            --              --           --
                                         1998            --            --            --              --           --

        (1) The salary for the month ended January 31, 1999 for Mr. Sellers was $15,385.

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

        (5)     The options were granted to Mr. Leupp under the Director Plan.

        (6)     Mr. Burns resigned from 3dfx in March 2001.

        (7)     Represents commission paid to Mr. Burns in fiscal year 2000.

        (8) Mr. Lapinski's employment with 3dfx terminated without cause in March 2001.

        (9)     Mr. Carmack resigned from 3dfx in December 2000.

        (10) Mr. Heddleson joined 3dfx on October 24, 2000; his current annualized salary is $275,000.

                        OPTION GRANTS IN LAST FISCAL YEAR

        The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended January 31, 2001. Except as otherwise noted, all such options were awarded under 3dfx's 1995 Employee Stock Plan.


                                                    INDIVIDUAL GRANTS
                           ----------------------------------------------------------------------    POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF           PERCENT OF                                                ASSUMED ANNUAL RATES OF
                           SECURITIES            TOTAL                                                         STOCK PRICE
                           UNDERLYING           OPTIONS              EXERCISE                                 APPRECIATION FOR
                            OPTIONS            GRANTED TO             PRICE                                   OPTION TERM (1)
                            GRANTED           EMPLOYEES IN             PER             EXPIRATION       -------------------------
NAME                       (2)(3)(4)         FISCAL 2001(5)           SHARE               DATE            5%                 10%
----                       ---------         --------------          --------          ----------        ---                 ---
Alex Leupp                   400,000               13.5%            $   3.09            03/31/03         194,825          409,116
Scott D. Sellers             186,000                6.3%            $   3.09            03/31/03          90,593          190,239
Richard Burns                 50,000(6)             1.7%            $   8.94            02/16/10         281,116          712,403
                             180,000                6.1%            $   3.09            03/31/03          87,671          184,102
Stephen A. Lapinski          150,000(6)             5.1%            $   6.88            05/30/10         843,348        1,644,742
                              75,000(6)             2.5%            $   4.47            09/05/10         421,674          534,302
                             175,000                5.9%            $   3.09            03/31/03          85,236          178,988
Philip Carmack               160,000                5.4%            $   3.09            03/31/03          77,930          163,646
Richard A. Heddleson         325,000               11.0%            $   4.13            10/23/10       1,827,253        2,139,201

----------

        (1) Potential gains are net of the exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation based upon the exercise price per share are mandated by the rules of the SEC and do not represent 3dfx's estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future financial gains, if any, on stock option exercises are dependent on the future financial performance of 3dfx, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the fair market value of 3dfx common stock from the date of grant to the date of this, other than the columns reflecting assumed rates of appreciation of 5% and 10%.

        (2) Except as otherwise indicated, options become exercisable 50% on June 30, 2001, and the remaining 50% on March 31, 2002.

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

        (5) The calculation is based on the aggregate number of options granted to employees in fiscal 2001, excluding the options that were canceled in October 2000.

        (6) The options vest 25% in the first year following the date of grant and 2.083% per month thereafter.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

        None of the Named Executive Officers exercised any Options in fiscal year ended January 31, 2001. The following table sets forth some information regarding the stock options held as of January 31, 2001 by the Named Executive Officers.

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED
                                   SHARES                               OPTIONS AT                        VALUE OF UNEXERCISED
                                  ACQUIRED                           JANUARY 31, 2001                   IN-THE-MONEY OPTIONS AT
                                    ON                                    (#) (1)                       JANUARY 31, 2001 ($) (2)
                                  EXERCISE       VALUE         ------------------------------       -------------------------------
NAMES                               (#)       REALIZED ($)     EXERCISABLE      UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
-----                             --------    ------------     -----------      -------------       -----------       -------------
Alex Leupp ...............           --            --             7,906            400,000                 --                --
Scott D. Sellers .........           --            --                --            211,000                 --                --
Richard Burns ............           --            --                --            180,000                 --                --
Stephen A. Lapinski ......           --            --                --            175,000                 --                --
Philip Carmack ...........           --            --                --                 --                 --                --
Richard A. Heddleson .....           --            --                --            325,000                 --                --

        (1) Options granted under 3dfx's 1995 Employee Stock Plan may be exercised by the holder thereof prior to vesting with the shares purchased thereby subject to repurchase by 3dfx until fully vested. The table presents options as exercisable according to the vesting schedule of the option.

        (2) Based upon the last sale price of 3dfx's common stock on January 31, 2001, $0.34 per share, minus the exercise price.

EMPLOYMENT AGREEMENTS, SEVERANCE ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

        3dfx is a party to employment agreements with some of its senior executive officers, including Alex Leupp, Scott Sellers, Stephen Lapinski, Richard Burns and Al Woodhull. These employment agreements were amended effective February 1, 2001. Prior to their amendment, these agreements provided for limited severance and other benefits (continued payment of base pay for up to one year and reimbursement of COBRA premiums for group medical coverage) if 3dfx terminated the executive's employment without cause, and before the occurrence of a change of control. Following a change of control, which was defined to include the closing of certain types of transactions that would include the asset sale with NVIDIA Sub, the agreements provided for a lump sum severance payment equal to one times the executive's base salary (1.25x in the case of 3dfx's chief executive officer, Dr. Leupp) plus one times the executive's targeted bonus for the year (1.25x in the case of Dr. Leupp). As amended, these agreements provide for a smaller lump sum severance payment and COBRA premium reimbursement benefits. Except with respect to Mr. Burns, who was entitled to receive a lump sum severance benefit immediately upon termination of his employment, the lump sum severance benefits to be paid to the other senior executive officers are not payable until after 3dfx's payment of all of its fixed and ascertainable debts and liabilities.

        On December 21, 2000, Mr. Carmack resigned from 3dfx. On March 9, 2001, Messrs. Woodhull and Lapinski were terminated by 3dfx without cause, and on March 2, 2001, Mr. Burns' employment with 3dfx expired pursuant to the terms of his employment agreement with 3dfx.

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

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

        Notwithstanding any statement to the contrary in any of 3dfx's previous or future filings with the Securities and Exchange Commission, this Report of the Compensation Committee of the Board of Directors shall not be deemed "filed" with the Securities and Exchange Commission and shall not be incorporated by reference into any such filings.

        Introduction

        Prior to 3dfx's initial public offering in June 1997, the 3dfx board of directors was primarily responsible for establishing and administering 3dfx's compensation policies. In this role, and consistent with 3dfx's status as a privately held corporation, the board of directors determined the Chief Executive Officer's salary directly and reviewed and approved employment compensation matters for other management personnel. The Compensation Committee was established in March 1997. During fiscal 2001, the Compensation Committee initially consisted of James Whims and George T. Haber, although Mr. Haber resigned from 3dfx's board of directors and the Compensation Committee effective December 15, 2000. Mr. Gordon Campbell was subsequently elected to serve on the Compensation Committee together with Mr. Whims. In general, the Committee is responsible for reviewing and recommending for approval by the board of directors of 3dfx's compensation practices, including executive salary levels and variable compensation programs. With respect to the compensation of 3dfx's Chief Executive Officer, the Committee reviews and submits to the board of directors for approval the various elements of the Chief Executive Officer's compensation. With respect to other executive officers, the Committee reviews the recommendations for such individuals presented by the Chief Executive Officer and the basis therefor and approves or modifies the compensation packages for such individuals.

        The board of directors administers 3dfx's 1995 Employee Stock Option Plan, the 1997 Supplementary Stock Option Plan, the 1999 Supplementary Stock Option Plan, the Directors Option Plan and the 1997 Employee Stock Purchase Plan, although the board of directors has delegated to the Compensation Committee the authority to act as administrator under the 1995 Employee Stock Option Plan, the 1997 Supplementary Stock Option Plan and the 1999 Supplementary Stock Option Plan with respect to option grants to non-executive officer employees.

        General Compensation Philosophy

        The primary objectives of 3dfx's historical executive compensation policies included the following:

        - To attract, motivate and retain a highly qualified executive management team

        - To link executive compensation to 3dfx's financial performance, as well as to defined individual management objectives established by the Committee

        - To compensate competitively with the practices of similarly situated technology companies

        - To create management incentives designed to enhance shareholder value

        The Committee's historical compensation philosophy sought to align the interests of shareholders and management by tying compensation to 3dfx's financial performance, either directly in the form of salary and bonuses paid in cash or indirectly in the form of appreciation of stock options and stock purchase rights granted to employees through 3dfx's equity incentive programs. Following the 3dfx board of directors' adoption of a plan of dissolution and approval of the asset sale to NVIDIA Sub, the Compensation Committee implemented a modified compensation policy designed to incentivize 3dfx's executives to expend all efforts necessary to maximize remaining shareholder value consistent with the plan of dissolution, including all efforts necessary to close the sale of assets to NVIDIA Sub, maximize of the value of other 3dfx assets, and settle 3dfx's and its subsidiaries' debts and liabilities.

        Executive Compensation

                3dfx's executive compensation programs consist of two principal components: cash-based compensation and equity-based compensation. These components are intended to retain, motivate and reward 3dfx executives who are expected to perform their duties consistent with the goal of maximizing shareholder value.

        Cash-based compensation. Cash-based compensation consists of salary (base pay) and bonus pay, where the executive's target bonus pay is a percentage of his salary.

        Equity Incentive Programs. Equity incentives, including stock options and stock purchase rights granted pursuant to 3dfx's 1995 Employee Stock Option Plan and the 1997 Employee Stock Purchase Plan, directly align the economic interests of 3dfx's management and employees with those of its shareholders. Additionally, grants may be made to executive officers under the 1997 Supplementary Stock Option Plan and under the 1999 Supplementary Stock Option Plan in connection with the initial employment of such executive officer. Stock options are a particularly strong incentive because they are valuable to employees only if the fair market value of 3dfx's common stock increases above the exercise price, which is set at the fair market value of 3dfx's common stock on the date the option is granted.

        Executive Employment Agreements. 3dfx entered into employment agreements with some of its senior executive officers in fiscal 2001, including Alex Leupp, Scott Sellers, Stephen Lapinski, Richard Burns and Al Woodhull. These employment agreements, which provide for both salary and target bonus compensation, were amended effective February 1, 2001. Prior to their amendment, these agreements provided for limited severance and other benefits (continued payment of base pay for up to one year and reimbursement of COBRA premiums for group medical coverage) if 3dfx terminated the executive's employment without cause, and before the occurrence of a change of control. Following a change of control, which was defined to include the closing of certain types of transactions that would include the asset sale with NVIDIA Sub, the agreements provided for a lump sum severance payment equal to one times the executive's base salary (1.25x in the case of 3dfx's chief executive officer, Dr. Leupp) plus one times the executive's targeted bonus for the year (1.25x in the case of Dr. Leupp).

        Upon the announcement of the proposed asset sale to NVIDIA Sub and the dissolution of 3dfx, 3dfx laid off a substantial portion of its workforce in order to conserve its resources. In order to assure the dedication and continued efforts of 3dfx's executives through the critical transition period up to the closing of the asset sale, the Compensation Committee, as well as another independent director (James L. Hopkins), and 3dfx's executives negotiated amendments to the employment agreements. The purpose of the amendments was twofold: first, to create an incentive for each executive to continue his employment until the closing of the asset sale, and during this period to devote substantially all of his efforts to the enhancement of shareholder value; and second, to conserve resources by reducing the amount of the severance benefit to which the executive would be entitled if he continued in the employment of 3dfx through the closing of the asset sale. The amended agreements were effective as of February 1, 2001.

        For all executives except Mr. Burns, the amended agreements provide, in lieu of the prior severance arrangements, that lump sum severance and COBRA premium reimbursement benefits will be paid to the executive if (i) the closing of the asset sale occurs within 12 months following the amendment (which it did), and (ii) the executive remains employed through the closing of the asset sale or 3dfx otherwise elects to terminate the executive without cause. The amount of the lump sum severance benefit is equal to one times (1.25x in the case of Dr. Leupp) the sum of the executive's base salary and 50% of his targeted bonus, reduced by the base salary paid to the executive during the period from February 1 through the closing date of the asset sale. The lump sum severance benefit is not payable to the executives until after 3dfx's payment of all of its fixed and ascertainable debts and liabilities. The amended agreements also specify the board of directors' expectations for each executive to devote his efforts to collection of outstanding receivables, negotiation of favorable terms for the settlement of 3dfx liabilities, increasing cash recovered in the sale of remaining inventories, and other specific duties.

        In the case of Mr. Burns, the amended agreement provides, in lieu of the prior severance arrangement, that he will receive a lump sum severance benefit equal to one times his base salary upon termination of his employment. His employment duties are limited to collecting or resolving certain outstanding retail accounts receivable for which he is principally responsible. Upon substantial completion of these duties, his employment terminated.

        The Compensation Committee and Mr. Hopkins determined that the amended agreements were in the best interests of 3dfx because of the enhanced shareholder value achievable through the targeted efforts of its executives. The amended agreements created an incentive on the part of 3dfx's executives to work toward achieving increased cash liquidity for 3dfx's creditors and shareholders, while also reducing the severance obligation triggered by the closing of the asset sale to NVIDIA Sub.

        Compensation of Chief Executive Officers

         In determining the CEO's compensation, the Committee considers comparative financial and compensation data of selected peer companies. During fiscal 2001, Alex Leupp, 3dfx's President and Chief Executive Officer, received a salary of $375,000. For fiscal 2001, the Committee set a bonus of $187,500, of which Dr. Leupp received $50,000. The Committee believes Dr. Leupp's compensation is comparable to that paid to the chief executive officers of 3dfx's peer companies. The terms of Dr. Leupp's amended employment agreement, as well as the bases for such terms, are otherwise set forth above.

        3dfx grants stock options to its Chief Executive Officer based primarily on the Committee's evaluation of his ability to influence 3dfx's growth and profitability. The Committee determines the size of the option grant based on its estimate of the equity incentive value of the Chief Executive Officer's existing unvested option position. In fiscal 2001, 3dfx granted Dr. Leupp options to acquire 400,000 shares of 3dfx common stock.

        Tax Deductibility of Executive Compensation

        Section 162 of the Code limits the federal income tax deductibility of compensation paid to 3dfx's Chief Executive Officer and to each of the other four most highly-compensated executive officers. 3dfx may deduct such compensation only to the extent that during any fiscal year the compensation paid to such individual does not exceed $1 million or meet some specified conditions (including shareholder approval). Based on 3dfx's current compensation plans and policies and regulations interpreting this provision of the Code, 3dfx and the Committee believe that, for the near future, there is little risk that 3dfx will lose any significant tax deduction for executive compensation.

        Summary

        The 3dfx board of directors and the Compensation Committee intend that its compensation program shall be fair and motivating and shall be successful in retaining qualified employees and in linking compensation directly to the interests of 3dfx shareholders. The 3dfx board of directors and the Compensation Committee intend to review this program on an ongoing basis to evaluate its continued effectiveness.



                                       THE COMPENSATION COMMITTEE OF THE
                                       3DFX BOARD OF DIRECTORS


                                       James Whims
                                       Gordon A. Campbell


3DFX STOCK PRICE PERFORMANCE GRAPH

        The stock price performance graph set forth below under the caption "Performance Graph" shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or under the Exchange Act, except to the extent that 3dfx specifically incorporates this information by reference, and shall not otherwise be deemed "filed with" or "soliciting material" under such laws. The following graph compares 3dfx's cumulative total shareholder return with those of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Electronic Components Index. The graph assumes that $100 was invested on June 25, 1997 (the effective date of 3dfx's initial public offering) in 3dfx's common stock, (ii) the Nasdaq Stock Market (U.S.) Index and (iii) the Nasdaq Electronic Components Index, including reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

        COMPARISON OF CUMULATIVE TOTAL RETURN AMONG 3DFX INTERACTIVE, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE NASDAQ ELECTRONIC COMPONENTS INDEX PERFORMANCE GRAPH

        3DFX INTERACTIVE, NASDAQ STOCK NASDAQ ELECTRONIC INC. MARKET (U.S.) COMPONENTS


                               [PERFORMANCE GRAPH]


                          3dfx              Nasdaq Stock Market           Nasdaq Electronic
                    Interactive, Inc.              (U.S.)                     Components
                    ------------------      ---------------------       -----------------------
6/25/97                  100.00                    100.00                       100.00
6/97                     121.59                    99.81                        98.17
9/97                     152.27                    116.70                       127.43
12/97                    204.55                    109.29                       95.53
3/98                     256.82                    127.90                       105.12
6/98                     155.68                    131.41                       97.73
9/98                     102.27                    118.58                       101.54
12/98                    114.77                    154.10                       147.58
4/99                     157.95                    178.25                       161.81
7/99                     121.59                    185.64                       192.92
10/99                     87.50                    208.66                       230.61

1/00                      77.27                    278.08                       332.61


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of May 9, 2001 information regarding the beneficial ownership of 3dfx's outstanding common stock by:

        - Each person known by 3dfx to own beneficially more than 5% of the outstanding common stock

        -       Each director and each Named Executive Officer

        -       All directors and executive officers of 3dfx as a group

        The following calculations of the percentage of outstanding shares are based on 39,799,364 shares of 3dfx's common stock outstanding as of May 9, 2001.

        Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Information for each five percent shareholder is derived solely from filings with the SEC on or before May 9, 2001.

        Shares of the common stock subject to options that are presently exercisable or exercisable within 60 days of May 9, 2001 are deemed outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. These options are separately set forth below in the column titled "Options."

NAME AND ADDRESS (1)                                      SHARES                OPTIONS              TOTAL          PERCENTAGE
--------------------                                     ---------              -------            ---------        ----------
 FIVE PERCENT SHAREHOLDERS:

 CTI Limited ................................            3,908,472                   --            3,908,472            9.8%
    1775 Broadway, 26th Floor
    New York, NY 10019

 David A. Rocker (3) ........................            3,587,590                   --            3,587,590            9.0%
    c/o Rocker Partners, L.P
    45 Rockerfeller Plaza, Suite 1759
    New York, New York 10111

 George T. Haber ............................            2,430,972                   --            2,430,972            6.1%
    890 Robb Road
    San Jose, California 94306

 DIRECTORS AND OFFICERS:

 Alex Leupp .................................                   --               12,469               12,469              *
 Gordon A. Campbell .........................              381,632(4)            82,000              463,632            1.2%
 James Whims ................................                2,400               60,750               63,150              *
 James L. Hopkins ...........................                2,498               82,985               85,483              *
 Richard Burns ..............................                   --                   --                   --             --
 Scott D. Sellers ...........................                   --              171,720              171,720             --
 Stephen A. Lapinski ........................                   --                   --                   --             --
 Philip Carmack..............................                   --                   --                   --             --
 Richard A. Heddleson .......................                   --                   --                   --             --
 All executive officers and
 directors as a group (9 persons) ...........              386,530              409,924              796,454            2.0%

----------

        *       Less than 1%.

        (1) Except as otherwise noted, address is c/o 3dfx Interactive, Inc., 4435 Fortran Drive, San Jose, CA 95134.

        (2)     Information with respect to CTI Limited was obtained from a
                Schedule 13G filed with the SEC, which indicates that CTI Limited has no voting power with respect to the shares beneficially held, but does share dispositive power over these shares that are held in customer accounts.

        (3)     Information with respect to David A. Rocker was obtained from a
                Schedule 13G filed with the SEC, which indicates that Mr. Rocker has sole dispositive power over all of the shares indicated by virtue of his position as the sole managing partner of Rocker Partners, L.P., and through Rocker Offshore Management Company, Inc., an investment advisor to Compass Holdings, Ltd.

        (4) Includes 77,084 shares held by Techfarm, L.P., 3,854 held by Techfarm Management Inc. (dba Techfarm, Inc.), and 300,694 shares held by Gordon A. Campbell. Mr. Campbell is President of Techfarm, Inc., the general partner of Techfarm, L.P. ("Techfarm"), and Mr. Campbell disclaims beneficial ownership of the shares held by Techfarm, L.P. and Techfarm Management Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Techfarm provides management services to 3dfx for which 3dfx pays a fee of $5,000 per month. Gordon Campbell, the Chairman of the board of directors of 3dfx, and James Whims, a director of 3dfx, are each officers of Techfarm. 3dfx made total payments to Techfarm for such management services during fiscal years 2001, 2000 and 1998 of $65,000, $55,000 and $60,000, respectively. In addition,
Mr. Whims provides consulting services to 3dfx for which 3dfx pays a fee of $5,000 per month. 3dfx made total payments to Mr. Whims in fiscal years 2001, 2000 and 1998 of $45,000, $45,000 and $60,000, respectively.

        3dfx has an agreement with Quantum3D, a supplier of advanced graphics subsystems based on 3dfx's technology, pursuant to which 3dfx will supply graphic boards and components to Quantum3D. Gordon Campbell, Chairman of the board of directors of 3dfx, is a director, significant investor in and shareholder of Quantum3D. Sales to Quantum3D fiscal years 2001, 2000 and 1998 of $2.8 million, $1.6 million and $670,000, respectively. As of January 31, 2001, 3dfx had an outstanding trade receivable from Quantum3D of approximately $85,000.

        During fiscal year 2001, George T. Haber, a significant shareholder and former member of the Company's board of directors, provided consulting services to 3dfx for $400,000. At January 31, 2001, 3dfx had an outstanding receivable due from this shareholder of $1.1 million.

        In April 1999, 3dfx invested an amount of $3.1 million in exchange for a minority interest in Quantum 3D in the form of Convertible Preferred Shares in connection with Quantum 3D's private round of financing. These terms and pricing of these shares was equivalent to other unaffiliated third participants in the financing round.

        In March 2000, 3dfx sold the Specialized Technology Group (STG), a business unit that provides digital video products, multi-output MPEG decoder cards and multi-monitor display adapters to a company of which Vanessa Ogle is President, Enseo, Inc. ("Enseo"). Ms. Ogle is a former employee of 3dfx and is the daughter of William E. Ogle. Mr. Ogle served as the Executive Vice President and Vice Chairman of the board of directors of 3dfx until he resigned these positions in January 2000. The transaction was accounted for as an asset sale, comprised primarily of inventory and accounts receivable, in a leveraged buyout by the STG management group. 3dfx will maintain a minority equity interest in STG following the sale. The amount of the transaction was $5.1 million, and as a result, 3dfx recorded a note receivable in the amount of $3.0 million. The note is payable in accordance with a payment schedule, beginning February 1, 2001 and concluding November 1, 2004.

        3dfx and William Ogle, a former Executive Vice President and Vice Chairman of the Board of Directors until his resignation in January 2000, brought claims against each other before the American Arbitration Association relating to the employment agreement, as amended, between the parties and other matters relating to Mr. Ogle's relationship with 3dfx. On November 29, 2000, 3dfx and Mr. Ogle executed a Settlement Agreement and Mutual Release, which has been approved by the arbitrator on December 4, 2000. Pursuant to the terms of the settlement agreement, 3dfx paid Mr. Ogle $300,000 as a parachute payment pursuant to his employment agreement with 3dfx, and released Mr. Ogle from all obligations under his employment agreement. In lieu of making the $300,000 parachute payment to Mr. Ogle, 3dfx transferred a condominium owned by 3dfx and all personal property therein to Mr. Ogle, as well as paid to Mr. Ogle an amount equal to all unpaid taxes and assessments accrued or accruing for the fiscal year 2000, pro-rated to November 29, 2000. Additionally, beginning in February 2001, 3dfx assigned 50% of all future principal and interest payments payable by Enseo under that certain promissory note dated March 1, 2000, executed by Enseo in favor of 3dfx in the principal amount of $3.0 million. 3dfx also agreed that any indemnification agreements executed between 3dfx or STB and Mr. Ogle will remain in full force and effect as it relates to claims asserted against Mr. Ogle in his capacity as an officer or director of 3dfx or STB for acts taking place prior to Mr. Ogle's resignation.

    3dfx believes that all of the transactions set forth above were made on terms no less favorable to 3dfx than could have been obtained from unaffiliated third parties. All future transactions between 3dfx and its officers, directors, principal shareholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to 3dfx than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)(1) Financial Statements.

The following financial statements are filed as part of this Report.

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Accountants .............................................................            F-1
Consolidated Balance Sheets as of January 31, 2000 and January 31, 2001 .......................            F-2
Consolidated Statements of Operations for the years ended December 31, 1998, January 31,
2000 and January 31, 2001 and for the month ended January 31, 1999 ............................            F-3
Consolidated Statement of Changes in Shareholders' Equity for the years ended
December 31, 1998, January 31, 2000 and January 31, 2001 and for the month ended
January 31, 1999 ..............................................................................            F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1998, January 31,
2000 and January 31, 2001 and for the month ended January 31, 1999 ............................            F-5
Notes to Consolidated Financial Statements ....................................................            F-6

        (a)(2) Financial Statement Schedules.

Report of Independent Accountants on Financial Statement Schedule .............................            S-1
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 1998,
January 31, 2000 and January 31, 2001 and for the month ended January 31, 1999 ................            S-2

        (b) Reports on Form 8-K.

                Current Report on Form 8-K filed on January 26, 2001 discussing the amendment to employment agreements between the Registrant and each of Alex Leupp, Scott D. Sellers, Richard Burns, Stephen A. Lapinski and Alfred R. Woodhull relating to severance payments and COBRA premium reimbursement benefits. The Current Report also discussed the amendment to the report of PricewaterhouseCoopers LLP relating to the Registrant's 2000 consolidated financial statements to add an explanatory paragraph regarding the Registrant's ability to continue as a going concern.

        (c) Exhibits.

 EXHIBIT NUMBER                             DESCRIPTION
 --------------                             -----------
      2.1(1)     Agreement and Plan of Reorganization by and between the
                 Registrant and STB Systems, Inc. dated as of December 13, 1998 and the related Stock Option Agreement and form of Voting
                 Agreement

      2.2(9) Agreement and Plan of Reorganization by and between the Registrant and GigaPixel Corporation dated as of March 27,
                 2000, including selected annexes (attached as Appendix A to the Proxy Statement/Prospectus/Information Statement)

      2.3(11) Asset Purchase Agreement, dated December 15, 2000, by and among the Registrant, NVIDIA Corporation and Titan Acquisition Corp.
                 No. 2

      2.4* Registrant's Plan of Dissolution, as approved by Registrant's shareholders on March 27, 2001

      3.1(9)     The Registrant's Restated Articles of Incorporation

      3.2(5)     Certificate of Determination of Rights Preferences and
                 Privileges of Series A Participating Preferred Stock of
                 Registrant

      3.3(12)    The Registrant's Amended and Restated Bylaws

      4.1(2)     Specimen Common Stock Certificate

      4.2(5) Preferred Shares Rights Agreement dated October 30, 1998, between Registrant and BankBoston, N.A., Rights Agent

      10.1(2) Form of Indemnification Agreement between the Registrant and each of its directors and officers

      10.2(13)   1995 Employee Stock Plan, as amended

      10.3(2)    1997 Director Option Plan and form of Director Stock Option
                 Agreement thereunder

      10.4(13)   1997 Employee Stock Purchase Plan, as amended

      10.5(2)    Lease Agreement dated August 7, 1996 between Registrant and
                 South Bay/Fortan, and Tenant Estoppel Certificate dated March
                 25, 1997 between Registrant and CarrAmerica Realty Corporation for San Jose, California office

      10.6(2)    Investors' Rights Agreement dated September 12, 1996, Amendment
                 No. 1 to Investors' Rights Agreement dated November 25, 1996,
                 Amendment No. 2 to Investors' Rights Agreement dated December
                 18, 1996 and Amendment No. 3 to Investors' Rights Agreement dated March 27, 1997 by and among the Registrant and holders of the Registrant's Series A, Series B and Series Preferred Stock

      10.7(3)    Warrant to purchase shares of Common Stock issued to Creative
                 Labs, Inc.

      10.8(2)    Form of Restricted Stock Purchase Agreement between the
                 Registrant and certain shareholders

      10.9(2)    Change of Control Letter Agreement between the Registrant and
                 Scott D. Sellers

      10.10(4)   Software License and Co-marketing Agreement made as of June,
                 1997 by and between Electronic Arts, Inc. and the Registrant

      10.11(4)   Master Equipment Lease dated July 1, 1997 by and between the
                 Registrant and Pentech Financial Services, Inc.]

      10.12(3) Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX

      10.13(3)   1997 Supplementary Stock Option Plan and form of Stock Option
                 Agreement thereunder

      10.14(8)   1999 Supplementary Stock Option Plan and form of Stock Option
                 Agreement thereunder

      10.15(12)  Indemnity Escrow Agreement dated as of July 20, 2000, by and among the Registrant, GigaPixel Corporation, Galapagos
                 Acquisition Corp. and U.S. Trust Company, N.A.

      10.16(12)  Consulting Agreement dated as of July 20, 2000, by and between the Registrant and George T. Haber

      10.17(12)  Noncompetition Agreement dated as of July 20, 2000, by and between the Registrant and George T. Haber

      10.18(12)  Contingent Recourse Non-Negotiable Promissory Note dated as of
                 July 20, 2000, made by George T. Haber for the benefit of GigaPixel Corporation

      10.19(12)  Lock Up Agreement dated as of July 20, 2000, by and between the
                 Registrant and George T. Haber

      10.20(12)  Employment Agreement for Executive Officer dated as of July 20,
                 2000, by and between Gigapixel Corporation and Philip Carmack

      10.21(12)  Contingent Recourse Non-Negotiable Promissory Note dated as of
                 July 20, 2000, made by Philip Carmack for the benefit of GigaPixel Corporation

      10.22(12)  Performance Bonus Agreement dated as of July 20, 2000, by and between GigaPixel Corporation and Philip Carmack

      10.23(14)  GigaPixel Corporation 1997 Employee Incentive Plan

      10.24(10)  Employment Agreement by and between the Registrant and Alex M.
                 Leupp, as amended effective February 1, 2001

      10.25(10)  Employment Agreement by and between the Registrant and Scott D.
                 Sellers, as amended effective February 1, 2001

      10.26(10)  Employment Agreement by and between the Registrant and Richard
                 Burns, as amended effective February 1, 2001

      10.27(10)  Employment Agreement by and between the Registrant and Stephen
                 A. Lapinski, as amended effective February 1, 2001

      10.28(10)  Employment Agreement by and between the Registrant and Alfred
                 R. Woodhull, as amended effective February 1, 2001

      10.29(11)  Credit Agreement dated December 15, 2000 by and between the
                 Registrant and Titan Acquisition Corp. No. 2

      10.30(11)  Security Agreement dated December 15, 2000 by and between the
                 Registrant and Titan Acquisition Corp. No. 2

      10.31(11)  Trademark Assignment Agreement, by and between 3dfx Interactive
                 Inc. and Titan Acquisition Corp. No. 2

      10.32(11)  Patent License Agreement dated December 15, 2000 by and between the Registrant, NVIDIA Corporation and Titan
                 Acquisition Corp. No. 2

      10.33(11)  Patent Standstill Agreement, dated as of December 15, 2000, by and between NVIDIA Corporation and the Registrant

      10.34(15)  Lease Agreement dated December 6, 1988 by and between STB de
                 Mexico S.A. C.V. (formerly known as Industrias Fronterizas de
                 Chihuahua, S.A. de C.V.) (a subsidiary of STB Systems, Inc., as lessee) and Complejo Industrial Fuentes, S.A. de C.V. lessor), including an Agreement for Modification dated February 25, 1994 by and between the same parties

      10.35(16)  Modification Agreement dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. and Complejo Industrial Fuentes, S.A.
                 de C.V.

      10.36(16)  Lease Contract dated October 4, 1996 by and between STB de
                 Mexico, S.A. de C.V. (as lessee) and Complejo Industrial
                 Fuentes, S.A. de C.V. (as lessor)

      10.37(7) Amendment to Lease Agreement dated January 30, 1997 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo
                 Industrial Fuentes, S.A. de C.V.

      10.38* Settlement Agreement and Mutual Release dated November 29, 2000 by and between the Registrant and William E. Ogle

      10.39*     Lease Agreement dated July 23, 1998 by and between CarrAmerica
                 Realty L.P. and the Registrant, and an amendment thereto

      10.40*     Lease Agreement dated May 27, 1999 by and between Balstones
                 Estate Limited and STB Systems, Inc.

      10.41* Lease Schedule No. 1000063905 dated December 15, 1997 by and between Banc One Leasing Corporation and STB Systems, Inc.

      10.42* Lease Schedule No. 1000064617 dated April 17, 1998 by and between Banc One Leasing Corporation and STB Systems, Inc.

      10.43* Lease Schedule No. 1000063259 dated October 31, 1997 by and between Banc One Leasing Corporation and STB Systems, Inc.


      21.1       Subsidiaries of the Registrant

                 (a)     STB Systems, Inc.

                 (b)     3dfx International

                 (c)     GigaPixel Corporation

                 (d)     STB Assembly, Inc.

                 (e)     STB de Mexico, S.A. de C.V.

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

(9) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (File No. 333-38678) which was filed with the Commission on June 6, 2000.

(10) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed on January 26, 2001.

(11) Incorporated by reference to exhibits filed with NVIDIA Corporation's Registration Statement on Form S-4 (File No. 333-54406) which was filed with the Commission on January 26, 2001.

(12) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q filed on September 14, 2000.

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-42156), which was filed with the Commission on July 25, 2000.

(14) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-42152) which was filed with the Commission on July 25, 2000.

(15) Incorporated by reference to Exhibit 10.1 of the STB Systems, Inc.'s Registration Statement on Form S-1 (File No. 333-87612) filed with the Commission on December 21, 1994.

(16) Incorporated by reference to Exhibit 10.1 of the STB Systems, Inc.'s Registration Statement (File No. 333-14313) filed with the Commission on October 17, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 16, 2001

                                       3dfx INTERACTIVE, INC.


                                       By: /s/ ALEX LEUPP
                                           -------------------------------------
                                           Alex Leupp
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alex Leupp and Richard A. Heddleson, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                                    TITLE                                DATE
              ---------                                    -----                                ----
            /s/ ALEX LEUPP                President, Chief Executive Officer and Director    May 16, 2001
-------------------------------------     Director (Principal Executive Officer)
             (Alex Leupp)


       /s/ RICHARD A. HEDDLESON           Vice President, Administration and Chief           May 16, 2001
-------------------------------------     Financial Officer (Principal Financial and
        (Richard A. Heddleson)            Accounting Officer)


        /s/ GORDON A. CAMPBELL            Chairman of the board                              May 16, 2001
-------------------------------------
         (Gordon A. Campbell)


          /s/ JAMES HOPKINS               Director                                           May 16, 2001
-------------------------------------
           (James Hopkins)


         /s/ SCOTT D. SELLERS             Director                                           May 16, 2001
-------------------------------------
          (Scott D. Sellers)


           /s/ JAMES WHIMS                Director                                           May 16, 2001
-------------------------------------
            (James Whims)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of 3dfx Interactive, Inc.

                In our opinion, the accompanying consolidated balance sheets of discontinued operations and the related consolidated statements of discontinued operations, of shareholders' equity of discontinued operations and of cash flows of discontinued operations present fairly, in all material respects, the financial position of 3dfx Interactive, Inc. and its subsidiaries, at January 31, 2001 and 2000, and the results of their discontinued operations and their cash flows for each of the years ended January 31, 2001, January 31, 2000 and December 31, 1998, and for the one month ended January 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, in March 2001, the Company's shareholders approved proposals to liquidate, wind-up and dissolve the Company pursuant to a plan of dissolution. The Company is proceeding to wind-up its affairs and dissolve. Accordingly, all activities of the Company are presented as discontinued operations in the accompanying consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
March 27, 2001, except for Note 1 and Note 10, which are as of April 26, 2001

                             3DFX INTERACTIVE, INC.

             CONSOLIDATED BALANCE SHEETS OF DISCONTINUED OPERATIONS
                                 (IN THOUSANDS)

                                                                                           JANUARY 31,           JANUARY 31,
                                                                                              2001                  2000
                                                                                           ----------            ----------
ASSETS
Current Assets:
        Cash and cash equivalents ..............................................            $   9,391             $  41,818
        Short-term investments .................................................                   --                24,012
        Accounts receivable less allowance for doubtful accounts
               of  $9,992 and $6,681 ...........................................                6,398                66,160
        Inventory, net .........................................................               22,358                45,065
        Deferred tax assets ....................................................               35,000                13,082
        Other current assets ...................................................                1,214                15,325
        Other assets held for sale .............................................               45,245                    --
                                                                                            ---------             ---------
                         Total current assets ..................................              119,606               205,462
Property and equipment, net ....................................................                   --                40,269
Goodwill and other intangibles .................................................                   --                45,651
Other assets ...................................................................                   --                 4,729
                                                                                            ---------             ---------
                                                                                            $ 119,606             $ 296,111
                                                                                            =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Line of credit .........................................................            $      --             $  25,000
        Accounts payable .......................................................               64,245                60,879
        Accrued liabilities ....................................................               11,642                20,385
        Nvidia term loan .......................................................               15,000                    --
        Other current liabilities ..............................................                6,366                   732
                                                                                            ---------             ---------
                     Total current liabilities .................................               97,253               106,996
                                                                                            ---------             ---------

Capital lease obligations, less current portion ................................                   --                 1,881
                                                                                            ---------             ---------

Commitments and Contingencies (Note 10)

Shareholders' Equity:
         Preferred stock, no par value, 5,000,000 shares authorized; none
                issued and outstanding .........................................                   --                    --
         Common stock, no par value, 50,000,000 shares authorized;
                39,787,740 and 24,442,370 shares issued and outstanding ........              430,922               251,883
         Warrants ..............................................................                  242                   242
         Deferred compensation .................................................                   --                  (172)
         Accumulated other comprehensive income (loss) .........................               (1,722)                1,844
         Accumulated deficit ...................................................             (407,089)              (66,563)
                                                                                            ---------             ---------
                     Total shareholders' equity ................................               22,353               187,234
                                                                                            ---------             ---------
                                                                                            $ 119,606             $ 296,111
                                                                                            =========             =========


   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            FISCAL YEAR ENDED                        ONE
                                                              ----------------------------------------------      MONTH ENDED
                                                              JANUARY 31,       JANUARY 31,      DECEMBER 31,     JANUARY 31,
                                                                 2001              2000              1998            1999
                                                              ----------        ----------       -----------      ---------
Revenues ..............................................        $ 233,067         $ 360,523         $202,601        $ 17,048
Cost of revenues ......................................          242,989           287,872          119,618          14,527
                                                               ---------         ---------         --------        --------
Gross profit (loss) ...................................           (9,922)           72,651           82,983           2,521
                                                               ---------         ---------         --------        --------
Operating expenses:
   Research and development ...........................           65,394            66,062           34,045           3,340
   Selling, general and administrative ................           89,106            63,468           35,441           4,614
   In-process research and development ................           66,250             4,302               --              --
   Amortization of goodwill and other intangibles .....           24,449            10,228               --              --
   Impairment of goodwill and other intangibles .......          117,065                --               --              --
   Restructuring expense ..............................               --             4,382               --              --
                                                               ---------         ---------         --------        --------
           Total operating expenses ...................          362,264           148,442           69,486           7,954
                                                               ---------         ---------         --------        --------
Income (loss) from discontinued operations ............         (372,186)          (75,791)          13,497          (5,433)
Interest and other income (expense), net ..............           (4,812)            2,180           15,869             322
                                                               ---------         ---------         --------        --------
Income (loss) from discontinued operations before
   income taxes .......................................         (376,998)          (73,611)          29,366          (5,111)
Provision (benefit) for income taxes ..................          (36,472)          (10,324)           7,663          (1,636)
                                                               ---------         ---------         --------        --------
Net income (loss) from discontinued operations ........        $(340,526)        $ (63,287)        $ 21,703        $ (3,475)
                                                               =========         =========         ========        ========
Net income (loss) per share from discontinued
 operations:
   Basic ..............................................        $  (10.63)        $   (2.81)        $   1.45        $  (0.22)
                                                               =========         =========         ========        ========
   Diluted ............................................        $  (10.63)        $   (2.81)        $   1.33        $  (0.22)
                                                               =========         =========         ========        ========
Shares used in net income (loss) per share from
discontinued operations calculations:
   Basic ..............................................           32,041            22,536           14,917          15,641
                                                               ---------         ---------         --------        --------
   Diluted ............................................           32,041            22,536           16,353          15,641
                                                               ---------         ---------         --------        --------

   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF DISCONTINUED DISCONTINUED
                                   OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   CONVERTIBLE
                                                                 PREFERRED STOCK                 COMMON STOCK
                                                              ----------------------      ----------------------------
                                                              SHARES          AMOUNT        SHARES            AMOUNT        WARRANTS
                                                              ------          ------      -----------        ---------      --------
Balance at December 31, 1997 .....................                --            --         12,566,630        $  66,717        $242
Issuance of common stock in connection
  with secondary public offering, less
  issuance costs .................................                                          2,463,140           54,752
Issuance of common stock under stock
  option and purchase plans ......................                                            643,451            2,301
Common stock repurchased .........................                                             (2,154)              (1)
Tax benefit related to exercise of
  stock options ..................................                                                               2,800
Amortization of deferred compensation ............
Net income from discontinued operations ..........
                                                              ------        ------        -----------        ---------        ----
Balance at December 31, 1998 .....................                --            --         15,671,067          126,569         242
Issuance of common stock under stock
  option plan ....................................                                             44,815              140
Amortization of deferred compensation ............
Net loss from discontinued operations ............
                                                              ------        ------        -----------        ---------        ----
Balance at January 31, 1999 ......................                --            --         15,715,882          126,709         242
Issuance of common stock under stock
  option and purchase plans ......................                                            977,235            4,899
Common stock repurchased .........................                                           (517,501)          (6,775)
Amortization of deferred compensation ............
STB acquisition ..................................                                          8,266,754          127,050
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ..........
  Unrealized gain on investment ..................

Total comprehensive loss from
  discontinued operations
                                                              ------        ------        -----------        ---------        ----
Balance at January 31, 2000 ......................                                         24,442,370          251,883         242
Issuance of common stock under stock
  option and purchase plans ......................                                            791,618            4,108
Common stock repurchased .........................                                             (1,224)              (3)
GigaPixel acquisition ............................                                         14,554,976          174,934
Amortization of deferred compensation ............
Cancellation of unvested GigaPixel options .......
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ..........
  Unrealized loss on investment ..................

Total comprehensive loss from
  discontinued operations ........................
                                                              ------        ------        -----------        ---------        ----
Balance at January 31, 2001 ......................                --            --         39,787,740        $ 430,922        $242
                                                              ======        ======        ===========        =========        ====

                                                                                ACCUMULATED
                                                                                  OTHER
                                                                DEFERRED       COMPREHENSIVE        ACCUMULATED
                                                              COMPENSATION      INCOME (LOSS)         DEFICIT              TOTAL
                                                              ------------     --------------       -----------          ---------
Balance at December 31, 1997 .....................               $(1,181)          $    --           $ (21,504)          $  44,274
Issuance of common stock in connection
  with secondary public offering, less
  issuance costs .................................                                                                          54,752
Issuance of common stock under stock
  option and purchase plans ......................                                                                           2,301
Common stock repurchased .........................                                                                              (1)
Tax benefit related to exercise of
  stock options ..................................                                                                           2,800
Amortization of deferred compensation ............                   484                                                       484
Net income from discontinued operations ..........                                                      21,703              21,703
                                                                 -------           -------           ---------           ---------
Balance at December 31, 1998 .....................                  (697)                                  199             126,313
Issuance of common stock under stock
  option plan ....................................                                                                             140
Amortization of deferred compensation ............                    41                                                        41
Net loss from discontinued operations ............                                                      (3,475)             (3,475)
                                                                 -------           -------           ---------           ---------
Balance at January 31, 1999 ......................                  (656)                               (3,276)            123,019
Issuance of common stock under stock
  option and purchase plans ......................                                                                           4,899
Common stock repurchased .........................                                                                          (6,775)
Amortization of deferred compensation ............                   484                                                       484
STB acquisition ..................................                                                                         127,050
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ..........                                                     (63,287)            (63,287)
  Unrealized gain on investment ..................                                   1,844                                   1,844
                                                                                                                         ---------
Total comprehensive loss from
  discontinued operations ........................                                                                         (61,443)
                                                                 -------           -------           ---------           ---------
Balance at January 31, 2000 ......................                  (172)            1,844             (66,563)            187,234
Issuance of common stock under stock
  option and purchase plans ......................                                                                           4,108
Common stock repurchased .........................                                                                              (3)
GigaPixel acquisition ............................                (6,946)                                                  167,988
Amortization of deferred compensation ............                 1,741                                                     1,741
Cancellation of unvested GigaPixel options .......                 5,377                                                     5,377
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ..........                                                    (340,526)           (340,526)
  Unrealized loss on investment ..................                                  (3,566)                                 (3,566)
                                                                                                                         ---------
Total comprehensive loss from
  discontinued operations ........................                                                                        (344,092)
                                                                 -------           -------           ---------           ---------
Balance at January 31, 2001 ......................               $    --           $(1,722)          $(407,089)          $  22,353
                                                                 =======           =======           =========           =========


   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (IN THOUSANDS)

                                                                                  FISCAL YEAR ENDED                    ONE MONTH
                                                                    ---------------------------------------------         ENDED
                                                                    JANUARY 31,      JANUARY 31,      DECEMBER 31,     JANUARY 31,
                                                                      2001              2000             1998             1999
                                                                    ----------       ----------       -----------      ----------
Cash flows from operating activities:
   Net income (loss) from discontinued operations ..........        $(340,526)        $(63,287)        $ 21,703         $ (3,475)
   Adjustments to reconcile net income (loss) from
      discontinued operations tonet cash used in
      discontinued operating activities:
        Depreciation .......................................           24,126           14,930            5,249              675
        Amortization of goodwill and other intangibles .....           24,449           10,228               --               --
        Amortization of deferred stock compensation ........            1,741              484              484               40
        Write-off of acquired in-process research and
          development ......................................           66,250            4,302               --               --
        Write-down of fixed assets .........................            5,521               --               --               --
        Impairment of goodwill and other intangibles .......          117,065               --               --               --
        Increase (decrease) in allowance for doubtful
          accounts .........................................            3,311             (646)           1,972            4,449
        Gain on disposal of property and equipment, net ....             (711)              --               --               --
        Tax benefit related to exercise of stock options ...               --               --            2,800               --
        Deferred income taxes ..............................          (27,989)             398           (7,171)              --
        Changes in assets and liabilities:
           Accounts receivable .............................           58,823            7,087          (24,920)           4,341
           Inventory .......................................           22,707            5,339          (20,146)           6,008
           Other assets ....................................            8,971           (5,318)          (2,285)             327
           Accounts payable ................................            3,155            1,765           28,531          (11,195)
           Accrued and other liabilities ...................          (16,619)          (8,738)          13,346             (869)
                                                                    ---------         --------         --------         --------
        Net cash provided by/(used in) discontinued
          operating activities .............................          (49,726)         (33,456)          19,563              301
                                                                    ---------         --------         --------         --------
Cash flows from investing activities:
        Sales (purchases) of short-term investments, net ...           24,012             (893)           2,926          (18,330)
        Purchases of property and equipment ................          (17,683)         (25,733)         (13,844)          (1,459)
        Proceeds from disposal of property and equipment ...            9,117               --               --               --
        Acquisitions of GigaPixel and STB Systems ..........            5,319           21,243               --               --
                                                                    ---------         --------         --------         --------
        Net cash provided by/(used in) investing
          activities .......................................           20,765           (5,383)         (10,918)         (19,789)
                                                                    ---------         --------         --------         --------
Cash flows from financing activities:
        Proceeds from secondary public offering, net .......               --               --           54,752               --
        Proceeds from issuance (repurchase) of common
          stock, net .......................................            4,105           (1,876)           2,300              140
        Principal payments of capitalized lease
          obligations, net .................................           (2,081)            (358)            (935)             108
        Proceeds from Nvidia term loan .....................           15,000               --               --               --
        Proceeds (payments) on line of credit, net .........          (20,490)           9,209             (777)              --
                                                                    ---------         --------         --------         --------
        Net cash provided by/(used in) financing
          activities .......................................           (3,466)           6,975           55,340              248
                                                                    ---------         --------         --------         --------
Net (decrease) increase in cash and cash equivalents .......          (32,427)         (31,864)          63,985          (19,240)
Cash and cash equivalents at beginning of period ...........           41,818           73,682           28,937           92,922
                                                                    ---------         --------         --------         --------
Cash and cash equivalents at end of period .................        $   9,391         $ 41,818         $ 92,922         $ 73,682
                                                                    =========         ========         ========         ========
SUPPLEMENTAL INFORMATION:
        Cash paid during the period for interest ...........        $   1,804         $  1,289         $    141         $      3
        Cash paid during the period for income taxes .......              390            2,361            6,200               --


   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- 3DFX AND ITS SIGNIFICANT ACCOUNTING POLICIES:

3dfx

        3dfx Interactive, Inc. ("3dfx" or "the Company") was incorporated in California on August 24, 1994. 3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms. 3dfx has subsidiaries in the United States, Mexico, and other key markets in the world. The consolidated financial statements include the financial statements of 3dfx and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

        In March 1999, the Company's board of directors determined that it would be in the best interest of 3dfx and its shareholders to change its fiscal year from a December fiscal year to a year beginning on February 1 and ending on January 31, beginning on February 1, 1999. Accordingly, 3dfx has separately presented the results of discontinued operations and cash flows for the one month period ended January 31, 1999.

        As described below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind-up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind-up its affairs and dissolve. Accordingly, all activities of 3dfx are presented as discontinued operations in the accompanying consolidated financial statements.

Asset Sale and Plan of Dissolution

        In the fall of 2000, 3dfx began experiencing financial difficulties due in part to substantially reduced demand in the retail channel for its products. This reduced demand is attributable to a number of factors, including, in part, its failure to introduce products in a timely manner and from disappointing customer response to its existing products, as well as reduced demand in the retail channel in general and the add-in graphics segment in particular. In addition, 3dfx's high research and development costs and substantial debt burden, together with the loss of several large customers due to 3dfx's May 1999 acquisition of STB Systems, Inc. and its inability to refinance its debt on commercially reasonable terms, aggravated its financial difficulties. After extensive exploration and evaluation of various strategic alternatives, the 3dfx board of directors concluded that the liquidation, winding up and dissolution of 3dfx provided the best protection to 3dfx's creditors and was in the best interests of its shareholders.

        On December 15, 2000, 3dfx entered into an asset purchase agreement with Nvidia Corporation ("Nvidia") and a subsidiary of Nvidia ("Nvidia Sub") under which Nvidia Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, Nvidia agreed to pay 3dfx $70.0 million in cash and 1,000,000 shares of registered Nvidia common stock, subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, Nvidia loaned to 3dfx $15.0 million in cash for working capital.

        The asset sale to Nvidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to Nvidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and Nvidia caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash advance of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement and it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash advance and applied it to the payment of such liabilities, and if Nvidia does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx receives the post-closing cash advance, the 1,000,000 shares of Nvidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash advance by $50. Irrespective of whether 3dfx receives a post-closing advance, the shares of Nvidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved.

        On December 15, 2000, the board of directors of 3dfx also approved a plan of dissolution and on March 27, 2001 this plan of dissolution was approved by 3dfx's shareholders. On March 30, 2001, 3dfx filed a certificate of election to liquidate, wind up and dissolve with the California Secretary of State's office. 3dfx is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business. Accordingly, all of the activities of 3dfx have been presented as discontinued operations and assets have been adjusted, as appropriate, to estimated net realizable value. During the fiscal year ended January 31, 2001, 3dfx recorded a charge of $7.9 million for the write-down of inventory and a charge of $5.5 million for the write-down of property and equipment. 3dfx also recorded a charge of $117.1 million for the impairment of goodwill and other intangibles during the fiscal year ended January 31, 2001. In accordance with 3dfx's accounting policy, 3dfx assessed impairment of its long-lived assets and determined that the carrying amount of goodwill and other intangibles would not be recoverable due to the deteriorating condition of its operations. The impairment loss was measured as the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets, as determined using the present value of expected future cash flows.

        3dfx has substantially reduced its costs in order to conserve its resources. These cost cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. Due to these cost-cutting measures, 3dfx's operations have been substantially curtailed.

        3dfx expects to continue to incur certain administrative and other costs associated with winding up its affairs. However, 3dfx believes that it will have sufficient cash to pay all of its and its subsidiaries' known current and determinable liabilities. However, the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's shareholders. Further, if 3dfx or its subsidiaries are subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to 3dfx shareholders. Because of the uncertainties as to the precise net realizable value of 3dfx's assets and the settlement amount of 3dfx's and its subsidiaries' debts and liabilities, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of 3dfx's dissolution will 3dfx shareholders receive a distribution of those assets.

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

Revenue recognition

        Revenue from product sales is generally recognized upon product shipment. Revenue resulting from development contracts has been recognized under the percentage of completion method based upon costs incurred relative to total contract costs or when the related contractual obligations have been fulfilled and fees were billable. Costs associated with development contracts are included in research and development.

Cash equivalents and investments

        3dfx considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 2001 and 2000, approximately $5,000,000 and $30,291,000, respectively, of money market funds and commercial paper instruments, the fair value of which approximate cost, are included in cash and cash equivalents and short-term investments.

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


        Investments in debt and equity securities which have maturities greater than three months from the date of acquisition are classified as "available for sale". Investments classified as "available for sale" are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of shareholders' equity. The unrealized loss of $1.7 million at January 31, 2001 and the unrealized gain of $1.8 million at January 31, 2000 related to an investment in common stock of a public company. This investment, which totaled $1.2 million and $4.8 million at January 31, 2001 and 2000, respectively, is included in other current assets.

Concentration of credit risk

        Financial instruments that potentially subject 3dfx to significant concentrations of credit risk consist principally of cash equivalents and accounts receivable.

        3dfx invests primarily in money market accounts, commercial paper instruments and term notes. Cash equivalents and short-term investments are maintained with high quality institutions and their composition and maturities are regularly monitored by management.

        3dfx performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. There were no customers which accounted for greater than 10% of accounts receivable at January 31, 2001, and one customer accounted for 11.4% of accounts receivable at January 31, 2000.

        The following table summarizes the revenues from customers in excess of 10% of the total revenues:

                                                  FISCAL YEAR ENDED                ONE MONTH
                                     ------------------------------------------       ENDED
                                     JANUARY 31,      JANUARY 31,   DECEMBER 31,   JANUARY 31,
                                        2001             2000          1998           1999
                                     -----------      -----------   ------------   -----------
A ............................            16%              13%           --             --
B ............................            10%              --            --             --
C ............................            --               --            32%            --
D ............................            --               --            26%            24%
E ............................            --               --            16%            25%
F ............................            --               --            --             12%

Inventory

        Inventory is stated at the lower of cost or market, cost being determined under the first-in, first-out method.

Other assets held for sale

        Other assets held for sale are stated at the lower of cost or management's best estimate of net realizable value.

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

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


        During the fiscal year ended January 31, 2001, the Company was obligated under a five-year agreement to lease a facility in Richardson, Texas, which was previously the corporate headquarters of STB Systems. Construction of the 210,000 square foot facility was completed in December 1998. The total cost of the land and building was approximately $22.8 million. The Company previously entered into an interest rate swap agreement that fixed the interest rate on a majority of the lease obligation at 7.55%. During the fourth quarter of fiscal 2001, the swap agreement was canceled in exchange for a cash payment of approximately $300,000. During January 2001, the Company exercised its option to cause the building to be sold and entered into an operating lease for approximately 50% of the space for the next six months. The proceeds of the sale were used to retire the underlying debt. A net loss of $2.1 million was recorded on the sale of the building, which is reflected in other income (expense) for fiscal 2001.

        The Company held an option to purchase real estate adjoining its Texas headquarters. The option entitled the Company to purchase the real estate for $3.9 million, but the option would increase to the current market value of the real estate if the option was not exercised before December 31, 2000. The Company exercised the option in December 2000, and has sold the real estate to a third party for $6.7 million, resulting in a gain of $2.8 million, which is reflected in either income (expense) for fiscal 2001.

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

Stock-based compensation

        The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". If there is any compensation cost under the rules of APB 25, the expense is amortized using a straight-line method over the vesting period. In accordance with SFAS No. 123, the Company provides additional pro forma disclosures in Note 8.

Comprehensive income (loss) from discontinued operations

        For the fiscal year ended January 31, 2001, comprehensive loss from discontinued operations, including net loss from discontinued operations and an unrealized loss on an available for sale investment was $344.1 million. For the fiscal year ended January 31, 2000, comprehensive loss from discontinued operations, including net loss from discontinued operations and an unrealized gain on an available for sale investment was $61.4 million.

Earnings (loss) per share from discontinued operations

        Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are antidilutive. Reconciliations of the numerators and denominators of the basic and diluted per share computations are as follows (in thousands):

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                                                                            FISCAL YEAR ENDED                           ONE MONTH
                                                           -----------------------------------------------------           ENDED
                                                           JANUARY 31,           JANUARY 31,         DECEMBER 31,       JANUARY 31,
                                                              2001                  2000                1998               1999
                                                           ----------            ----------          -----------        ----------
Net income (loss) from discontinued
   operations available to common
   shareholders (numerator) ......................          $(340,526)            $(63,287)            $21,703            $ (3,475)
                                                            ---------             --------             -------            --------

Weighted average shares outstanding
   (denominator for basic computations) ..........             32,041               22,536              14,917              15,641
                                                            =========             ========             =======            ========

Effect of dilutive securities-common stock
   equivalents ...................................                 --                   --               1,436                  --

Weighted average shares outstanding
   (denominator for diluted computation) .........             32,041               22,536              16,353              15,641
                                                            =========             ========             =======            ========

Basic income (loss) per share from
   discontinued operations .......................          $  (10.63)            $  (2.81)            $  1.45            $  (0.22)
                                                            =========             ========             =======            ========

Diluted income (loss) per share from
   discontinued operations .......................          $  (10.63)            $  (2.81)            $  1.33            $  (0.22)
                                                            =========             ========             =======            ========

        During the fiscal years ended January 31, 2001 and 2000, the one month period ended January 31, 1999 and the fiscal year ended December 31, 1998, options to purchase approximately 5,664,000, 6,484,389, 3,499,000, and 560,392 shares and warrants to purchase approximately 36,960, 36,960, 36,960, and 36,960 shares, respectively, were outstanding but are not included in the computation because they are antidilutive.

Recent accounting pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of 3dfx's revenues and the majority of its costs are denominated in U.S. dollars, and 3dfx has not entered into any derivative contracts. The effective date of SFAS 133, as amended, is for fiscal quarters of fiscal years beginning after June 15, 2000. As the Company holds no derivative financial instruments at January 31, 2001, the Company does not expect that the adoption of SFAS 133 will have a material effect on its financial position or results of operations.

NOTE 2 -- ACQUISITION OF STB SYSTEMS, INC.:

        In May 1999, 3dfx completed a merger with STB Systems, Inc. ("STB"). As a result of the merger, STB became a wholly-owned subsidiary of 3dfx. The STB merger was accounted for under the purchase method of accounting. The purchase price of $139.3 million included $116.1 million of stock issued at fair value (fair value being determined as the average price of 3dfx stock for a period of a few days before and after the announcement of the merger), $9.9 million in STB stock option costs (being determined under the Black-Scholes formula) and $13.3 million in estimated expenses of the transaction. The purchase price was allocated as follows: $85.6 million to the estimated fair value of STB net tangible assets purchased (as of May 13, 1999), ($7.6) million to establish deferred tax liabilities associated with certain intangibles acquired, $4.3 million to purchased in-process research and development ("IPR&D"), $11.4 million to purchased existing technology, $4.4 million to trademarks, $2.3 million to workforce-in-place, $1.0 million to executive covenants and $37.9 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

        The value assigned to purchased IPR&D was determined by identifying research projects in areas for which technological feasibility had not been established. These include projects for Voodoo3 as well as other specialized technologies totaling $4.3 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows back to their present value and then applying a percentage of completion to the calculated value.

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


        As described in Note 1, the Company recorded a charge of $117.1 million for the impairment of goodwill and other intangibles. A portion of the impaired goodwill and other intangibles originally arose as a result of the STB acquisition.

        Pro forma results of discontinued operations for the combined company as if the transaction had been consummated at the beginning of the periods presented are as follows (in thousands):

                                                                                           FISCAL YEAR ENDED
                                                                                  -----------------------------------
                                                                                  JANUARY 31              DECEMBER 31,
                                                                                     2000                    1998
                                                                                  -----------             -----------
                                                                                              (unaudited)
Revenues .............................................................            $   441,312             $   467,441
Net income (loss) from discontinued operations .......................            $   (81,061)            $     9,110
Basic net income (loss) per share from discontinued operations .......            $     (3.39)            $      0.40
Diluted net income (loss) per share from discontinued operations .....            $     (3.39)            $      0.37

        On a combined basis, there were no material transactions between the Company and STB during the periods presented except for sales of product by the Company to STB which have been eliminated.

NOTE 3 -- ACQUISITION OF GIGAPIXEL CORPORATION:

        In July 2000, 3dfx completed a merger with GigaPixel Corporation, a Delaware corporation ("GigaPixel"). As a result of the merger, GigaPixel became a wholly-owned subsidiary of 3dfx. The merger was accounted for under the purchase method of accounting. The purchase price of GigaPixel was approximately $181.3 million and included $173.9 million of stock issued at fair value (fair value being determined as the average price of 3dfx stock for a period of a few days before and after the announcement of the merger), $2.7 million in vested GigaPixel stock option costs (being determined under the Black Scholes formula) and $4.7 million in estimated expenses of the transaction. The purchase price was allocated as follows: $3.6 million to the estimated fair value of GigaPixel net tangible assets purchased (as of July 21, 2000), $66.3 million to purchased in-process research and development, $10.8 million to purchased existing technology, $2.4 million to workforce-in-place, ($5.3) million to deferred tax liabilities associated with certain intangibles acquired, and $103.5 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

        The intangible assets and goodwill acquired had estimated and useful lives and estimated first year amortization, as follows:

                                                                      ESTIMATED             ANNUAL
                                                  AMOUNT             USEFUL LIFE         AMORTIZATION
                                               ------------          -----------         ------------
Purchased existing technology .....            $ 10,830,000            5 years            $ 2,166,000
Workforce-in-place ................               2,400,000            5 years                480,000
Goodwill ..........................             103,510,900            5 years             20,702,180

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

        As described in Note 1, the Company recorded a charge of $117.1 million for the impairment of goodwill and other intangibles. A portion of the impaired goodwill and other intangibles originally arose as a result of the GigPixel acquisition.

        Net Cash Flows. The net cash flows from the identified projects were based on management estimates of revenues, research and development costs, selling, general and administrative costs, royalty costs and income taxes from those projects. These estimates were based on the assumptions mentioned below. The research and

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


development costs included in the model reflect costs to sustain projects, but exclude costs to bring in-process projects to technological feasibility.

        Revenues. The estimated revenues were based on management projections of each in-process project and these business projections were compared and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Estimated total revenues from the IPR&D product areas were expected to peak in the year ending January 31, 2005 and decline in 2006 as other new products were expected to become available. These projections were based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new product introductions by GigaPixel and their competitors.

        Gross Margins. Projected gross margins associated with the identified projects were in line with comparable industry margins. Research and development, as well as sales, general and administrative costs were consistent with the industry averages of companies of comparable size and age.

        Discount Rate. Discounting the net cash flows back to their present value was based on the industry WACC. The industry WACC was approximately 28%. The discount rate used in discounting the net cash flows from IPR&D was 30%, a 200 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

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

        Pro forma results of discontinued operations for the combined company as if the transaction had been consummated at the beginning of the period presented are as follows (in thousands):

                                                                             FISCAL YEAR ENDED
                                                                             JANUARY 31, 2001
                                                                             -----------------
                                                                                 (UNAUDITED)
Revenues .............................................................            $ 239,011
Net loss from discontinued operations ................................             (281,649)
Basic and diluted net loss per share from discontinued operations ....                (7.16)

        On a combined basis, there were no material transactions between the Company and GigaPixel during the periods presented.

        In connection with the acquisition of GigaPixel, the Company recorded deferred compensation for the unvested portion of GigaPixel options assumed by 3dfx in the amount of approximately $6.9 million. This deferred compensation was to be expensed over the remaining life of unvested the GigaPixel options assumed by 3dfx. For the fiscal year ended January 31, 2001, the Company recorded amortization of deferred compensation related to the GigaPixel acquisition of $1.5 million which has been included in research and development expense. On December 15, 2000, all of these employees were terminated and their unvested options were canceled. Accordingly, the remaining unamortized deferred compensation, all of which related to the unvested options, was reversed.

NOTE 4 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                        JANUARY 31,        JANUARY 31,
                                           2001               2000
                                        ----------         ----------
Inventory, net:
   Raw material ..............            $ 1,972            $26,708
   Work-in-progress ..........                 70              8,940
   Finished goods ............             20,316              9,417
                                          -------            -------
                                          $22,358            $45,065
                                          -------            -------

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

                                                            JANUARY 31,       JANUARY 31,
                                                               2001              2000
                                                            ----------        ----------
Other assets held for sale:
    Computer equipment ...........................            $ 8,268            $ --
    Purchased computer software ..................              7,653              --
    Furniture and equipment ......................              4,428              --
    Goodwill and other intangibles ...............             20,765              --
    Other assets .................................              4,131              --
                                                              -------            ----
                                                              $45,245            $ --
                                                              =======            ====

        As described in Note 1, during the fiscal year ended January 31, 2001, the Company recorded a charge of $117.1 million for the impairment of goodwill and other intangibles, as well as a charge of $5.5 million for the write-down of computer equipment, purchased computer software, and furniture and equipment.

                                                            JANUARY 31,        JANUARY 31,
                                                               2001               2000
                                                            ----------         ----------
Property and equipment:
   Computer equipment ............................            $    --            $ 27,108
   Purchased computer software ...................                 --              18,035
   Furniture and equipment .......................                 --              28,113
                                                              -------            --------
                                                                                   73,256
   Less:  Accumulated depreciation ...............                 --             (32,987)
                                                              -------            --------
                                                              $    --            $ 40,269
                                                              =======            ========

                                                            JANUARY 31,        JANUARY 31,
                                                               2001               2000
                                                            ----------         ----------
Accrued liabilities:
   Income taxes payable ..........................            $    96            $ 4,807
   Accrued salaries, wages and benefits ..........              3,524              4,150
   Sales returns reserves ........................                 --              1,245
   Accrued marketing costs .......................                 --              3,104
   Deferred tax liability ........................              4,735              5,513
   Other accrued liabilities .....................              3,287              1,566
                                                              -------            -------
                                                              $11,642            $20,385
                                                              =======            =======

NOTE 5 -- RESTRUCTURING CHARGES:

        During the fiscal year ended January 31, 2000, 3dfx incurred restructuring expenses totaling approximately $4,382,000. Approximately $2,552,000 of these amounts related to downsizing the expense levels of 3dfx given 3dfx's fiscal 2000 financial losses, and $1,830,000 related to a one-time reduction in workforce related to the merger with STB.

NOTE 6 -- DEBT:

        As discussed in Note 1, upon signing the Asset Purchase Agreement on December 15, 2000, Nvidia loaned to 3dfx $15 million for working capital under a term loan with interest payable at a rate of 6.1% per annum. At January 31, 2001, the Company had accrued interest payable of approximately $114,000. The full amount of this term loan was secured by the collateral identified to be acquired under the Asset Purchase Agreement. Upon closing

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


of the asset sale to Nvidia on April 18, 2001, 3dfx received $55 million in cash, which amount was net of repayment of the $15 million loan.

        During the fiscal year ended January 31, 2001, the Company recorded liabilities of $5.9 million reflecting future payments due within twelve months under software license agreements. At January 31, 2001, the full amount of this liability remained outstanding and is presented as other current liabilities.

        3dfx had a line of credit agreement with a bank, which provided for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable or $25.0 million. Borrowings under the line were secured by $25.0 million of cash and short-term investments and all of 3dfx's owned assets and bore interest at Libor plus 100 basis points. The agreement required that 3dfx maintain certain levels of tangible net worth and generally prohibited 3dfx from paying cash dividends. In November 2000, the $25.0 million cash and short-term investments previously pledged to secure the line of credit was used to payoff the entire outstanding balance on the line of credit. The line of credit expired on December 19, 2000. At January 31, 2001 and 2000, $0 and $25,000,000 was
outstanding under this line of credit.

        3dfx had a $3.0 million term loan which was payable in 60 monthly installments of principal and interest beginning on November 1, 1997. The term loan bore interest at Libor plus 250 basis points. At January 31, 2000, $1,944,000, was outstanding under the term loan. The term loan was repaid during fiscal 2001 and at January 31, 2001 there was no balance outstanding.

        3dfx has a lease line of credit with a bank, which provides for the purchase of up to $5 million of property and equipment. Borrowings under this line are secured by all of 3dfx's owned assets and bear interest at the bank's prime rate plus 0.75% per annum. The agreement requires that 3dfx maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. The equipment line of credit expires in December 2001. At January 31, 2001 and 2000, there were no borrowings outstanding under this equipment line of credit.

NOTE 7 -- SHAREHOLDERS' EQUITY:

Common stock

        3dfx has issued 1,646,250 shares of its common stock to founders and investors. The shares either vested immediately or vested on various dates through 1999. 3dfx can buy back unvested shares at the original price paid by the purchasers in the event the purchasers' employment with 3dfx is terminated for any reason. There were no such repurchases in fiscal 2001, 2000 or 1998.

        During the year ended January 31, 2001, no employees exercised any options to purchase shares of common stock which are subject to a right of repurchase by 3dfx. However, during the fiscal years ended January 31, 2000 and December 31, 1998, certain employees exercised options to purchase 22,041 and 44,640 shares of common stock, respectively, which are subject to a right of repurchase by 3dfx at the original share issuance price. The repurchase right lapses over a period generally ranging from two to four years. During the fiscal years ended January 31, 2001 and 2000 and December 31, 1998, 1,224, 12,501 and 2,154 shares of common stock, respectively, were repurchased. At January 31, 2001 no shares of common stock were subject to repurchase. At January 31, 2000, approximately 8,917 shares were subject to repurchase.

        On June 16, 1999, 3dfx announced a stock repurchase program, whereby 3dfx was authorized by its board of directors to repurchase shares of its common stock in the open market. In accordance with the program, 3dfx subsequently repurchased 505,000 shares of its common stock for approximately $6.8 million.

        In March 1998, 3dfx completed a secondary public offering of 2,900,000 shares of common stock at a price of $23.75 per share. Of the 2,900,000 shares offered, 2,028,140 were sold by 3dfx and 871,860 were sold by selling shareholders. 3dfx received cash of approximately $45.5 million, net of underwriting discounts and commissions and other offering costs. 3dfx did not receive any of the proceeds from the sale of shares by the selling shareholders. On March 23, 1998, the 3dfx's underwriters exercised an option to purchase an additional 435,000 shares of

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


common stock at a price of $23.75 per share to cover over-allotments. 3dfx received cash of approximately $9.3 million, net of underwriting discounts and commissions and other offering costs.

Convertible preferred stock

        For the fiscal years ended January 31, 2001 and 2000, there were 5,000,000 shares of preferred stock authorized, with none issued or outstanding.

Warrants

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

        In 1996, 3dfx issued to a university a warrant to purchase 5,000 shares of Series C Convertible Preferred Stock at an exercise price of $7.50 per share. This warrant was deemed to have a value of approximately $40,000 at the date of grant and the related cost was recognized as other expense and research and development expense, respectively, during 1996. The warrant for 5,000 shares expires on December 31, 2001. Upon completion of 3dfx's IPO, the warrant for 5,000 shares was exchanged for a warrant to purchase common stock. 3dfx has reserved 5,000 shares of common stock for the exercise of this warrant.

        On December 3, 1997, 3dfx issued a warrant to purchase 25,000 shares of common stock at a exercise price of $13.875 per share in conjunction with developing a relationship with another company. The warrant is fully exercisable and expires December 3, 2002. 3dfx valued the warrant under the Black-Scholes formula at approximately $200,000. The warrant value was amortized over a one-year period as a cost of revenue. 3dfx has reserved 25,000 shares of common stock for the exercise of this warrant.

        As of January 31, 2001, 3dfx had reserved 36,960 shares of common stock for the exercise of warrants.

NOTE 8 -- STOCK OPTION PLANS:

The 1995 Plan

        In May 1995, 3dfx adopted a Stock Plan (the "1995 Plan") which provides for granting of incentive and nonqualified stock options to employees, consultants and directors of 3dfx. In May 1998, May 1999, and July 2000, 3dfx's shareholders approved an increase of 1,700,000, 2,000,000, and 2,500,000 shares, respectively, of common stock to be reserved for issuance under the 1995 Plan. As of January 31, 2001, 8,875,000 shares of common stock have been reserved for issuance under the 1995 Plan.

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

The 1997 Plan

        In October 1997, 3dfx adopted the 1997 Supplementary Stock Plan (the "1997 Plan"), which provides for granting of nonqualified stock options to employees (excluding officers, consultants and directors) of 3dfx. Under the 1997 Plan, 1,200,000 shares of common stock have been reserved for issuance at January 31, 2001.

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


        Options granted under the 1997 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock on the date of grant. Options granted under the 1997 Plan generally vest 25% on the first anniversary of the grant date and 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

The 1999 Plan

        In July 1999, 3dfx adopted the 1999 Supplementary Stock Plan (the "1999 Plan"), which provides for granting of nonqualified stock options to employees (excluding officers, consultants and directors) of 3dfx and reserved 1,000,000 shares of common stock for issuance under the 1999 Plan. At January 31, 2001, 1,000,000 shares of Common Stock have been reserved for issuance under the 1999 Plan.

        Options granted under the 1999 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock on the date of grant. Options granted under the 1999 Plan generally vest 25% on the first anniversary of the grant date and 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

Directors' Option Plan

        In March 1997, 3dfx adopted a 1997 Directors' Option Plan. Under this plan options to purchase 150,000 shares of common stock may be granted. The plan provides that options may be granted at a price not less than fair value of a share at the date of grant. The Director's Option Plan provides for an initial option grant to purchase 12,500 shares of common stock to each new non-employee director of 3dfx at the date he or she becomes a director. Each non-employee director and Chairman of the Board of Directors will annually be granted an option to purchase 5,000 and 10,000 shares of common stock, respectively, beginning with the 1998 annual meeting of shareholders. If a director serves on either the Audit Committee or Compensation Committee, on an annual basis he or she will be granted an option to purchase 1,000 shares of common stock, beginning with the 1997 annual meeting of shareholders. Options granted under the Directors' Plan are generally for ten years and are granted at the fair market value of the stock on the date of grant. The initial 12,500 option grant vests at a rate of 1/48 per month following the date of grant. The annual option grant of 5,000, 10,000 or 1,000 vests at a rate of 1/12 per month following the date of grant.

        The following is a summary of activity under the 1995 Plan, the 1997 Plan, the 1999 Plan and the Directors' Option Plan during the periods ended December 31, 1998, January 31, 1999, January 31, 2000 and January 31, 2001:

                                                               OPTIONS                                    WEIGHTED
                                                             AVAILABLE FOR            OPTIONS              AVERAGE
                                                                GRANT               OUTSTANDING         EXERCISE PRICE
                                                             -------------          -----------         --------------
Balance at December 31, 1997 .....................               366,050              2,505,984             $ 6.38
Additional shares authorized .....................             2,400,000                     --                 --
    Granted ......................................            (3,617,765)             3,617,765             $15.72
    Exercised ....................................                    --               (478,104)            $ 1.34
    Canceled .....................................             2,098,488             (2,098,488)            $19.16
    Repurchased ..................................                 2,154                     --             $ 0.27
                                                              ----------             ----------
Balance at December 31, 1998 .....................             1,248,927              3,547,157             $ 9.02
    Grants in January 1999 .......................               (83,850)                83,850             $12.38
    Exercises in January 1999 ....................                    --                (44,815)            $ 3.13
    Cancellations in January 1999 ................                87,192                (87,192)            $ 7.80
                                                              ----------             ----------
Balance at January 31, 1999 ......................             1,252,269              3,499,000             $ 9.21
Additional shares authorized .....................             3,000,000                     --                 --

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     Options related to acquisition of STB .......              (566,913)               566,913             $10.72
     Grants ......................................            (4,800,897)             4,800,897             $11.68
     Exercised ...................................                    --               (692,088)            $ 3.60
     Canceled ....................................             1,677,832             (1,690,333)            $12.46
     Repurchased .................................                12,501                     --             $ 0.32
                                                              ----------             ----------
Balance at January 31, 2000 ......................               574,792              6,484,389             $10.92
Additional shares authorized .....................             3,350,000                     --                 --
     Options related to acquisition of GigaPixel .              (815,355)               815,355             $ 0.16
     Grants ......................................            (7,529,819)             7,529,819             $ 3.69
     Exercised ...................................                    --               (188,940)            $ 5.48
     Canceled ....................................             9,745,922             (9,745,922)            $ 7.38
     Repurchased .................................                 1,224                     --             $ 0.44
                                                              ----------             ----------
Balance at January 31, 2001 ......................             5,326,764              4,894,701             $ 5.64
                                                              ==========             ==========

        At January 31, 2001 and 2000, and December 31, 1998, 4,807,044,
1,129,810,and 768,183, respectively, of common stock options were vested and exercisable. On December 15, 2000, substantially all of 3dfx's United States and European employees were terminated or given notice of termination and their unvested options were correspondingly canceled. Upon termination, employees have 90 days to exercise vested options. Therefore, at January 31, 2001, all vested options related to these terminated employees remained outstanding.

        In connection with the grant of stock options to employees from inception (August 1994) through the effective date of 3dfx's IPO, 3dfx recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. This amount was presented as a reduction of shareholders' equity and was amortized ratably over the vesting period of the applicable options. The amortization of the deferred compensation for each of the fiscal years ended January 31, 2000 and December 31, 1998 totaled $484,000 (of which $194,000 and $290,000 were recorded as a charge to research and development expenses and selling, general and administrative expenses, respectively). The remaining deferred compensation at January 31, 2000 of $172,000 was fully amortized during the fiscal year ended January 31, 2001 ($69,000 was recorded as a charge to research and development expenses and $103,000 was recorded as a charge to selling, general and administrative expenses).

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

        On October 20, 2000, the Company undertook a stock option exchange program, allowing employees the opportunity to surrender their existing stock options in exchange for a new grant of 50% of the original options with a new exercise price of $2.00 per share. The options were to become fully vested on June 30, 2001, and expire on June 30, 2002. This program was offered to certain active employees whose options were granted on September 5, 2000, or earlier. On October 20, 2000, options for 4.70 million shares were canceled and options for
2.35 million shares were granted under this program. As the market value of 3dfx stock at the date of grant exceeded the exercise price for these options the Company recorded deferred compensation of $5.3 million to be amortized over the vesting period. In accordance with Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for Certain transaction Involving Stock Compensation" issued in March 2000, the repricing required the Company to account for the options as variable from the date of modification to the date the award was exercised, forfeited, or expired unexercised. On December 15, 2000, substantially all of 3dfx's United States and European employees were terminated or given notice of termination and their unvested options were correspondingly canceled. Amortization of deferred compensation taken for the options, all of which were

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


unvested, totaling $0.9 million for the fiscal year ended January 31, 2001, was reversed, as was the remaining deferred compensation.

        Information relating to stock options outstanding under the 1995 Plan, the 1997 Plan, the 1999 Plan and the Directors' Plan at January 31, 2000 is as follows:

                                           OPTIONS OUTSTANDING
                              --------------------------------------------------
                                                 WEIGHTED                                   OPTIONS EXERCISABLE
                                                 AVERAGE                                ----------------------------
                                                 REMAINING           WEIGHTED                            WEIGHTED
   RANGE OF                     NUMBER          CONTRACTUAL          AVERAGE              NUMBER         AVERAGE
EXERCISE PRICES               OUTSTANDING          LIFE           EXERCISE PRICE        EXERCISABLE   EXERCISE PRICE
---------------               -----------       -----------      ---------------        -----------   --------------
$         0.16                   623,860           9.50              $ 0.16                623,860        $ 0.16
$ 0.20 -  2.00                   588,431           2.70                1.60                588,431          1.60
$         3.09                   991,000           9.70                3.09                991,000          3.09
$ 3.46 -  4.47                   506,252           9.68                4.24                506,252          4.24
$ 6.87 -  8.50                   367,403           8.47                7.41                279,747          7.42
$         8.88                 1,117,646           8.83                8.88              1,117,645          8.88
$ 8.91 - 13.25                   511,403           7.54               11.33                511,403         11.33
$15.04 - 17.00                   167,806           7.92               16.73                167,806         16.73
$23.21 - 23.25                    20,900           7.18               23.24                 20,900         23.24
--------------                 ---------         ------              ------              ---------        ------
                               4,894,701           8.23                5.64              4,807,044          5.64
                               =========         ======              ======              =========        ======


Employee Stock Purchase Plan

        In March 1997, 3dfx's board of directors approved an Employee Stock Purchase Plan. Under this plan, employees of 3dfx can purchase common stock through payroll deductions. A total of 1,600,000 shares have been reserved for issuance under this plan. In July 2000, 3dfx's shareholders approved an increase of 850,000 shares to be reserved for issuance under the Employee Stock Purchase Plan and an annual increase to the number of shares reserved to take effect on the date of the Annual Meeting of Shareholders commencing with the 2001 Annual Meeting of Shareholders and ending with the 2006 Annual Meeting of Shareholders, equal to the lesser of (i) 600,000 shares or (ii) 1.5% of the outstanding shares of the Company on such date. As of January 31, 2001, 998,553 shares have been purchased under the Employee Stock Purchase Plan.

Certain Pro Forma Disclosures

        3dfx accounts for its stock option plans and the Employee Stock Purchase Plan in accordance with the provisions of APB 25. Had 3dfx recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and the Employee Stock Purchase Plan, 3dfx's net income (loss) from discontinued operations and net income
(loss) per share from discontinued operations would have been (in thousands, except per share data):

                                                                              YEAR                                ONE MONTH
                                                                              ENDED             YEAR ENDED         ENDED
                                                                            JANUARY 31,         DECEMBER 31,       JANUARY
                                                              ------------------------          -----------           31,
                                                                2001           2000                 1998             1999
                                                              ---------       --------          -----------       -----------
Pro forma net income (loss) from discontinued
     operations .......................................       $(359,208)      $(75,915)            $16,067            $(3,913)
Pro forma basic net income (loss) per share from

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     discontinued operations ..........................            $(11.21)           $(3.37)            $ 1.08            $(0.25)
Pro forma diluted net income (loss) per share from
     discontinued operations ..........................            $(11.21)           $(3.37)            $ 0.98            $(0.25)

        The pro forma effect on net income (loss) from discontinued operations and net income (loss) per share from discontinued operations for fiscal 2001, 2000 and 1998 is not representative of the pro forma effect on net income (loss) from discontinued operations and net income (loss) per share from discontinued operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

        For the fiscal years ended January 31, 2001 and 2000 and December 31, 1998 the fair value of each option on the date of grant was determined utilizing the Black-Scholes model.

        The following assumptions were used for the stock option plans and the Employee Stock Purchase Plan for the years ended January 31, 2001 and 2000 and December 31, 1998:

                                                                     YEAR ENDED                  YEAR ENDED
                                                                     JANUARY 31,                 DECEMBER 31,
                                                              -------------------------          ------------
                                                               2001               2000               1998
                                                              ------             ------          ------------
Stock option plans:
Expected dividend yield ..........................                --                 --                 --
Expected stock price volatility ..................                70%                70%                70%
Risk free interest rate ..........................               4.6%               5.7%               5.1%
Expected life (years) ............................               0.5                6.5                5.9
Employee stock purchase plan:
Expected dividend yield ..........................                --                 --                 --
Expected stock price volatility ..................                70%                70%                70%
Risk free interest rate ..........................               4.6%               5.2%               4.8%
Expected life (years) ............................               0.5                0.5                0.5

        The weighted average fair value of stock options granted in the fiscal years ended January 31, 2001 and 2000 and December 31, 1998 was $4.82, $8.04 and $13.12 per share, respectively.

Benefit Plan

        As of January 31, 2001, 3dfx had two 401(k) Savings Plans which plans allow all United States employees to participate by making salary deferral contributions to the 401(k) Savings Plans. 3dfx may make discretionary contributions to the 401(k) Savings Plans upon approval by the board of directors. Through January 31, 2001, 3dfx has contributed to one of the 401(k) Savings Plans but not the other.

NOTE 9 -- INCOME TAXES:

        Income before income taxes and the significant components of the provision for income taxes comprise the following (in thousands):

                                                                           FISCAL YEAR ENDED                        ONE MONTH
                                                            ------------------------------------------------           ENDED
                                                            JANUARY 31,        JANUARY 31,       DECEMBER 31,       JANUARY 31,
                                                               2001               2000               1998              1999
                                                            ---------          ---------         ------------       ----------
Income (loss) from discontinued operations

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


      before income taxes ........................          $(376,998)          $(73,611)          $ 29,366           $(5,111)
                                                            =========           ========           ========           =======

Provision for income taxes
    Current:
        Federal ..................................          $  (2,925)          $ (8,936)          $ 12,309           $(1,513)
        State ....................................                 --             (1,558)             2,525              (124)
        Foreign ..................................                442                 --                 --                --
                                                            ---------           --------           --------           -------
                                                               (2,483)           (10,494)            14,834            (1,637)
                                                            ---------           --------           --------           -------
    Deferred:
        Federal ..................................            (29,740)               148             (6,252)                1
        State ....................................             (4,249)                22               (919)               --
                                                            ---------           --------           --------           -------
                                                              (33,989)               170              (7171)                1
                                                            ---------           --------           --------           -------
Total provision for income taxes .................          $ (36,472)          $(10,324)          $  7,663           $(1,636)
                                                            =========           ========           ========           =======

        The components of net deferred income tax assets are as follows (in thousands):

                                                             JANUARY 31,          JANUARY 31,
                                                                2001                 2000
                                                             ----------           ----------
Deferred Tax Assets:
       Net operating losses ......................            $ 63,370             $  9,876
       Expenses not currently deductible .........              15,976               11,867
       Tax credit carryforwards ..................               2,422                2,421
                                                              --------             --------
       Deferred Tax Assets .......................              81,768               24,164
Deferred Tax Liability:
       Intangible Assets .........................              (4,735)              (5,513)
                                                              --------             --------
Gross Deferred tax asset .........................              77,033               18,651
Less:  valuation allowance .......................             (46,768)             (11,082)
                                                              --------             --------
Net deferred income tax assets ...................            $ 30,265             $  7,569
                                                              ========             ========

        3dfx's actual provision differs from the provision (benefit) computed by applying the statutory federal income tax rate to income (loss) from discontinued operations before income taxes as follows (in thousands):

                                                                                YEAR ENDED
                                                               ---------------------------------------------      MONTH ENDED
                                                               JANUARY 31,      JANUARY 31,      DECEMBER 31,     JANUARY 31,
                                                                  2001             2000             1998              1999
                                                               ----------       ----------       -----------      -----------
Tax provision (benefit) at statutory federal tax rate ..        $(128,179)        $(25,028)        $ 10,278         $(1,738)
State taxes, net of federal tax benefit ................          (20,175)          (3,959)           1,687            (147)
R&D credit .............................................               --               --             (692)             --
In process research and development ....................           22,525            1,723               --              --
Amortization of goodwill and other intangibles .........            8,313            4,097               --              --
Impairment of goodwill and other intangibles ...........           39,802               --               --              --
Change in valuation allowance ..........................           35,686           12,577           (4,299)             --
Other, net .............................................            5,556              266              689             249
                                                                ---------         --------         --------         -------
Total provision (benefit) for taxes ....................        $ (36,472)        $(10,324)        $  7,663         $(1,636)
                                                                =========         ========         ========         =======

        At January 31, 2001, 3dfx had net operating loss carryforwards for federal and state income tax purposes of approximately $164 million and $128 million, respectively. If not utilized, the federal and state net operating losses will begin to expire beginning in 2011 and 2001, respectively.


        Management has assessed the realizability of deferred tax assets recorded at January 31, 2001 based upon the weight of available evidence, including such factors as expected future taxable income primarily related to the expected gain on sale of assets to Nvidia. Management believes that it is more likely than not that the Company will

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


not realize a portion of its deferred tax assets and, accordingly, a valuation allowance of $46.8 million has been established for such amounts at January 31, 2001.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

        3dfx leases, under noncancelable operating leases, certain of its facilities and equipment. Rent expense on the operating leases for the fiscal years ended January 31, 2001 and 2000 and December 31, 1998 was approximately $6.0 million, $6.7 million, and $1.7 million, respectively. There were no capital leases outstanding as of January 31, 2001. Future minimum lease payments under operating leases are as follows (in thousands):

                                                          OPERATING LEASES
                                                          ----------------
2002 .............................................            $ 7,142
2003 .............................................              5,845
2004 .............................................              3,925
2005 .............................................              3,360
2006 .............................................              3,331
Thereafter .......................................              5,551
                                                              -------
   Total minimum lease payments ..................            $29,154
                                                              =======

Purchase Commitments

        3dfx's manufacturing relationship with Taiwan Semiconductor Manufacturing Corporation ("TSMC") allows 3dfx to cancel all outstanding purchase orders, but requires the repayment of all expenses incurred to date. As of January 31, 2001, TSMC had incurred approximately $2.9 million of manufacturing expenses on 3dfx's outstanding purchase orders, which has been reflected within accrued liabilities at January 31, 2001.

Contingencies

        On December 21, 2000, CagEnt Technologies, Inc. filed suit against 3dfx in the Northern California District Federal Court. The complaint alleges patent infringement relating to CagEnt's patent no. 5,856,829. The complaint seeks a declaratory judgment of infringement, injunctive relief enjoining future infringement and money damages caused by the alleged infringement, together with pre-judgment and post-judgment interest, attorneys' fees and cost of suit. 3dfx believes it has meritorious defenses to the claims against it and intends to vigorously defend itself.

        On September 21, 1998, 3dfx filed suit against Nvidia in Northern California District Federal Court. The complaint alleged patent infringement relating to Nvidia's use of multi-texturing technology in its RIVA TNT product. On August 28, 2000, Nvidia filed suit against 3dfx in Northern California District Federal Court. The complaint alleged infringement by 3dfx of five Nvidia patents in the Voodoo3, Voodoo4, Voodoo5 and VSA-100 families of 3dfx products. Pursuant to the terms of the asset purchase agreement as discussed in
Note 1, 3dfx and Nvidia agreed to dismiss with prejudice the infringement lawsuits that Nvidia and 3dfx had filed against each other. Both parties filed a joint stipulation for dismissal with the Northern California District Federal Court on April 19, 2001. On April 26, 2001, the Court signed an order granting such dismissals.

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

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


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

        3dfx is also a party to various legal proceedings involving collection matters and other matters against it. 3dfx is currently seeking resolutions that are mutually acceptable to the parties involved in each of these matters. However, there is no assurance that resolutions will be achieved. Although the amount of any liability that could arise with respect to these proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from such claims will not have a material adverse effect on its financial position.


NOTE 11 -- RELATED PARTY TRANSACTIONS:

        Since April 1995, a consulting company has been providing management services to 3dfx for which 3dfx pays a monthly fee of $5,000. The Chairman and a director of the board of directors of 3dfx are also officers of the consulting company. Total payments or amounts accrued for such management services during fiscal years 2001, 2000 and 1998 were $65,000, $55,000, and $60,000, respectively.

        During fiscal years 2001, 2000 and calendar year 1998 a member of the board of directors provided consulting services to 3dfx. Total payments for such consulting services in fiscal years 2001, 2000 and calendar year 1998 were $45,000, $45,000 and $60,000, respectively.

        During fiscal year 2001, a significant shareholder and former member of the Company's board of directors provided consulting services to 3dfx for $400,000. At January 31, 2001, 3dfx had an outstanding receivable due from this shareholder of $1.1 million.

        In April 1997, an officer of 3dfx resigned and subsequently founded Quantum3D, Inc., a supplier of advanced graphic subsystems based on 3dfx technology. Sales to Quantum3D, Inc. during fiscal years 2001, 2000 and calendar year 1998 totaled $2.8 million , $1.6 million and $0.7 million respectively. As of January 31, 2001, 3dfx has an outstanding trade receivable from Quantum3D, Inc. of approximately $85,000.

        In April 1999, 3dfx invested an amount of $3.1 million in exchange for a minority interest in Quantum 3D in the form of convertible preferred shares in connection with Quantum 3D's private round of financing. These terms and pricing of these shares was equivalent to other unaffiliated third participants in the financing round. During the fiscal year ended January 31, 2001, 3dfx fully reserved for this investment, as management does not expect to be able to recover the value of this investment. The charge taken for this investment is included in interest and other income (expense).

        In March 2000, 3dfx sold the Specialized Technology Group (STG), a business unit that provides digital video products, multi-output MPEG decoder cards and multi-monitor display adapters to a company of which a former 3dfx employee, and daughter of a former Executive Vice President and Vice Chairman of the board of directors of 3dfx, is President. 3dfx maintains a minority equity interest in STG of $2.1 million at January 31, 2001 and had an outstanding notes receivable from STG of $1.5 million at January 31, 2001.

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION:

        3dfx has adopted Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information". Based on its operating management and financial reporting structure, 3dfx has

                             3DFX INTERACTIVE, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


determined that it has one reportable business segment: the design, development and sale of graphics boards incorporating 3dfx's proprietary graphics chips. The following is a summary of product revenue by geographic area based on the location of shipments (in thousands):

                                                                              FISCAL YEAR ENDED                         ONE MONTH
                                                             ---------------------------------------------------           ENDED
                                                             JANUARY 31,         JANUARY 31,        DECEMBER 31,        JANUARY 31,
                                                                2001                2000                1998               1999
                                                             ----------          ----------         ------------        ----------
United States ....................................            $139,141            $193,941            $144,415            $ 9,325
International ....................................              93,926             166,582              58,186              7,723
                                                              --------            --------            --------            -------
Total ............................................            $233,067            $360,523            $202,601            $17,048
                                                              ========            ========            ========            =======

        All sales are denominated in United States dollars. For all periods presented, substantially all of 3dfx's long-lived assets were located in the United States.

                          SUPPLEMENTARY FINANCIAL DATA

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      THREE MONTHS ENDED
                                                           ------------------------------------------------------------------------
                                                           JANUARY 31,         OCTOBER 31,          JULY 31,             APRIL 30,
                                                              2001                2000                2000                 2000
                                                           ----------          ----------           ---------           -----------
Revenues .........................................          $  18,310           $  39,189           $  66,989           $   108,578
Gross profit (loss) ..............................            (24,775)            (21,746)             10,189                26,411
Net loss from discontinued operations ............            (49,020)           (178,573)           (100,496)              (12,431)
Basic net loss per share from discontinued
   operations ....................................          $   (1.24)          $   (4.53)          $   (3.81)          $     (0.51)
Diluted net loss per share from
   discontinued operations .......................          $   (1.24)          $   (4.53)          $   (3.81)          $     (0.51)

                                                                                 THREE MONTHS ENDED
                                                           -----------------------------------------------------------------------
                                                           JANUARY 31,         OCTOBER 31,          JULY 31,             APRIL 30,
                                                              2000                1999                1999                 1999
                                                           ----------          ----------           ---------           ----------
Revenues .........................................          $ 109,388           $ 105,856           $ 104,836           $   40,444
Gross profit .....................................             12,638              17,232              28,528               14,254
Net loss from discontinued operations ............            (31,886)            (17,618)            (11,599)              (2,184)
Basic net loss per share from discontinued
   operations ....................................          $   (1.31)          $   (0.73)          $   (0.50)          $    (0.14)
Diluted  net loss per share from
   discontinued operations .......................          $   (1.31)          $   (0.73)          $   (0.50)          $    (0.14)

        On March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind-up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind-up its affairs and dissolve. Accordingly, all activities of 3dfx are presented as discontinued operations. See Note 1 to Notes to Financial Statements for further discussion.

        The quarterly financial information above reflects the following:

- During the quarter ended October 31, 2000, 3dfx took a $117.1 million charge for the impairment of goodwill and other intangible assets. 3dfx's results of discontinued operations for the year ended January 31, 2001 and financial position at January 31, 2001 reflect the impact of this change. See Note 1 to Notes to Financial Statements for further discussion of the impairment charge.

- 3dfx's merger with GigaPixel Corporation was consummated on July 21, 2000 and was treated as a purchase for financial reporting and accounting purposes. 3dfx's results of discontinued operations for the year ended January 31, 2001 and financial position at January 31, 2001 reflect the impact of the GigaPixel merger. See Note 3 to Notes to Financial Statements for further discussion of the GigaPixel merger.

- 3dfx's merger with STB Systems, Inc., which was consummated on May 13, 1999 and was treated as a purchase for financial reporting and accounting purposes. 3dfx's results of discontinued operations for the year ended January 31, 2000 and financial position at January 31, 2000 reflect the impact of the STB merger. See Note 2 to Notes to Financial Statements for further discussion of the STB merger.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of 3dfx Interactive, Inc.:

        Our audits of the consolidated financial statements referred to in our report (which contains an emphasis of matter paragraph relating to the plan of dissolution, as described in Note 1 to the consolidated financial statements) dated March 27, 2001, except as to Note 1 and Note 10, which are as of April 26, 2001, appearing in the 2001 Annual Report on Form 10-K of 3dfx Interactive, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
March 27, 2001

                                   SCHEDULE II

                             3DFX INTERACTIVE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED JANUARY 31, 2001, JANUARY 31, 2000, AND DECEMBER 31, 1998,
                      AND ONE MONTH ENDED JANUARY 31, 1999
                                 (IN THOUSANDS)

                                                                  Charged to     Assumed from
                                                 Beginning        costs and           STB                           Ending
                                                  balance         expenses        acquisition     Deductions        balance
                                                 ---------        ----------     ------------     ----------        -------
Allowance for Doubtful Accounts:
  Year ended January 31, 2001 ..........          $ 6,681          $11,872          $     0          $8,561          $ 9,992
  Year ended January 31, 2000 ..........          $ 6,729          $ 2,392          $   598          $3,038          $ 6,681
  Month ended January 31, 1999 .........          $ 2,280          $ 4,449          $     0          $    0          $ 6,729
  Year ended December 31, 1998 .........          $   308          $ 2,561          $     0          $  589          $ 2,280

Inventory Reserves:
  Year ended January 31, 2001 ..........          $18,496          $10,302          $     0          $3,415          $25,383
  Year ended January 31, 2000 ..........          $ 7,828          $   909          $18,000          $8,241          $18,496
  Month ended January 31, 1999 .........          $ 7,828          $     0          $     0          $    0          $ 7,828
  Year ended December 31, 1998 .........          $   661          $10,817          $     0          $3,650          $ 7,828

                             3DFX INTERACTIVE, INC.

                               INDEX TO EXHIBITS


 EXHIBIT NUMBER                             DESCRIPTION
 --------------                             -----------
      2.1(1)     Agreement and Plan of Reorganization by and between the
                 Registrant and STB Systems, Inc. dated as of December 13, 1998 and the related Stock Option Agreement and form of Voting
                 Agreement

      2.2(9) Agreement and Plan of Reorganization by and between the Registrant and GigaPixel Corporation dated as of March 27,
                 2000, including selected annexes (attached as Appendix A to the Proxy Statement/Prospectus/Information Statement)

      2.3(11) Asset Purchase Agreement, dated December 15, 2000, by and among the Registrant, NVIDIA Corporation and Titan Acquisition Corp.
                 No. 2

      2.4* Registrant's Plan of Dissolution, as approved by Registrant's shareholders on March 27, 2001

      3.1(9)     The Registrant's Restated Articles of Incorporation

      3.2(5)     Certificate of Determination of Rights Preferences and
                 Privileges of Series A Participating Preferred Stock of
                 Registrant

      3.3(12)    The Registrant's Amended and Restated Bylaws

      4.1(2)     Specimen Common Stock Certificate

      4.2(5) Preferred Shares Rights Agreement dated October 30, 1998, between Registrant and BankBoston, N.A., Rights Agent

      10.1(2) Form of Indemnification Agreement between the Registrant and each of its directors and officers

      10.2(13)   1995 Employee Stock Plan, as amended

      10.3(2)    1997 Director Option Plan and form of Director Stock Option
                 Agreement thereunder

      10.4(13)   1997 Employee Stock Purchase Plan, as amended

      10.5(2)    Lease Agreement dated August 7, 1996 between Registrant and
                 South Bay/Fortan, and Tenant Estoppel Certificate dated March
                 25, 1997 between Registrant and CarrAmerica Realty Corporation for San Jose, California office

      10.6(2)    Investors' Rights Agreement dated September 12, 1996, Amendment
                 No. 1 to Investors' Rights Agreement dated November 25, 1996,
                 Amendment No. 2 to Investors' Rights Agreement dated December
                 18, 1996 and Amendment No. 3 to Investors' Rights Agreement dated March 27, 1997 by and among the Registrant and holders of the Registrant's Series A, Series B and Series Preferred Stock

      10.7(3)    Warrant to purchase shares of Common Stock issued to Creative
                 Labs, Inc.

      10.8(2)    Form of Restricted Stock Purchase Agreement between the
                 Registrant and certain shareholders

      10.9(2)    Change of Control Letter Agreement between the Registrant and
                 Scott D. Sellers

      10.10(4)   Software License and Co-marketing Agreement made as of June,
                 1997 by and between Electronic Arts, Inc. and the Registrant

      10.11(4)   Master Equipment Lease dated July 1, 1997 by and between the
                 Registrant and Pentech Financial Services, Inc.]

      10.12(3) Lease Agreement dated as of January 6, 1998 by and between the Registrant and GEOMAXX

      10.13(3)   1997 Supplementary Stock Option Plan and form of Stock Option
                 Agreement thereunder

      10.14(8)   1999 Supplementary Stock Option Plan and form of Stock Option
                 Agreement thereunder

      10.15(12)  Indemnity Escrow Agreement dated as of July 20, 2000, by and among the Registrant, GigaPixel Corporation, Galapagos
                 Acquisition Corp. and U.S. Trust Company, N.A.

      10.16(12)  Consulting Agreement dated as of July 20, 2000, by and between the Registrant and George T. Haber

      10.17(12)  Noncompetition Agreement dated as of July 20, 2000, by and between the Registrant and George T. Haber

      10.18(12)  Contingent Recourse Non-Negotiable Promissory Note dated as of
                 July 20, 2000, made by George T. Haber for the benefit of GigaPixel Corporation

      10.19(12)  Lock Up Agreement dated as of July 20, 2000, by and between the
                 Registrant and George T. Haber

      10.20(12)  Employment Agreement for Executive Officer dated as of July 20,
                 2000, by and between Gigapixel Corporation and Philip Carmack

      10.21(12)  Contingent Recourse Non-Negotiable Promissory Note dated as of
                 July 20, 2000, made by Philip Carmack for the benefit of GigaPixel Corporation

      10.22(12)  Performance Bonus Agreement dated as of July 20, 2000, by and between GigaPixel Corporation and Philip Carmack

      10.23(14)  GigaPixel Corporation 1997 Employee Incentive Plan

      10.24(10)  Employment Agreement by and between the Registrant and Alex M.
                 Leupp, as amended effective February 1, 2001

      10.25(10)  Employment Agreement by and between the Registrant and Scott D.
                 Sellers, as amended effective February 1, 2001

      10.26(10)  Employment Agreement by and between the Registrant and Richard
                 Burns, as amended effective February 1, 2001

      10.27(10)  Employment Agreement by and between the Registrant and Stephen
                 A. Lapinski, as amended effective February 1, 2001

      10.28(10)  Employment Agreement by and between the Registrant and Alfred
                 R. Woodhull, as amended effective February 1, 2001

      10.29(11)  Credit Agreement dated December 15, 2000 by and between the
                 Registrant and Titan Acquisition Corp. No. 2

      10.30(11)  Security Agreement dated December 15, 2000 by and between the
                 Registrant and Titan Acquisition Corp. No. 2

      10.31(11)  Trademark Assignment Agreement, by and between 3dfx Interactive
                 Inc. and Titan Acquisition Corp. No. 2

      10.32(11)  Patent License Agreement dated December 15, 2000 by and between the Registrant, NVIDIA Corporation and Titan
                 Acquisition Corp. No. 2

      10.33(11)  Patent Standstill Agreement, dated as of December 15, 2000, by and between NVIDIA Corporation and the Registrant

      10.34(15)  Lease Agreement dated December 6, 1988 by and between STB de
                 Mexico S.A. C.V. (formerly known as Industrias Fronterizas de
                 Chihuahua, S.A. de C.V.) (a subsidiary of STB Systems, Inc., as lessee) and Complejo Industrial Fuentes, S.A. de C.V. lessor), including an Agreement for Modification dated February 25, 1994 by and between the same parties

      10.35(16)  Modification Agreement dated October 4, 1996 by and between STB de Mexico, S.A. de C.V. and Complejo Industrial Fuentes, S.A.
                 de C.V.

      10.36(16)  Lease Contract dated October 4, 1996 by and between STB de
                 Mexico, S.A. de C.V. (as lessee) and Complejo Industrial
                 Fuentes, S.A. de C.V. (as lessor)

      10.37(7) Amendment to Lease Agreement dated January 30, 1997 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo
                 Industrial Fuentes, S.A. de C.V.

      10.38* Settlement Agreement and Mutual Release dated November 29, 2000 by and between the Registrant and William E. Ogle

      10.39*     Lease Agreement dated July 23, 1998 by and between CarrAmerica
                 Realty L.P. and the Registrant, and an amendment thereto

      10.40*     Lease Agreement dated May 27, 1999 by and between Balstones
                 Estate Limited and STB Systems, Inc.

      10.41* Lease Schedule No. 1000063905 dated December 15, 1997 by and between Banc One Leasing Corporation and STB Systems, Inc.

      10.42* Lease Schedule No. 1000064617 dated April 17, 1998 by and between Banc One Leasing Corporation and STB Systems, Inc.

      10.43* Lease Schedule No. 1000063259 dated October 31, 1997 by and between Banc One Leasing Corporation and STB Systems, Inc.

      21.1       Subsidiaries of the Registrant

                 (a)     STB Systems, Inc.

                 (b)     3dfx International

                 (c)     GigaPixel Corporation

                 (d)     STB Assembly, Inc.

                 (e)     STB de Mexico, S.A. de C.V.

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

(9) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4 (File No. 333-38678) which was filed with the Commission on June 6, 2000.

(10) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K filed on January 26, 2001.

(11) Incorporated by reference to exhibits filed with NVIDIA Corporation's Registration Statement on Form S-4 (File No. 333-54406) which was filed with the Commission on January 26, 2001.

(12) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q filed on September 14, 2000.

(13) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-42156), which was filed with the Commission on July 25, 2000.

(14) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-42152) which was filed with the Commission on July 25, 2000.

(15) Incorporated by reference to Exhibit 10.1 of the STB Systems, Inc.'s Registration Statement on Form S-1 (File No. 333-87612) filed with the Commission on December 21, 1994.

(16) Incorporated by reference to Exhibit 10.1 of the STB Systems, Inc.'s Registration Statement (File No. 333-14313) filed with the Commission on October 17, 1996.