Form 10-Q
period 2001-04-30
3DFX INTERACTIVE INC
filed 2001-06-18
CIK 1010026

                                 United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

                         Commission file number 0-22651

                                  ------------

                             3DFX INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


                                  ------------

          CALIFORNIA                                   77-0390421
          ----------                                   ----------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)


                               4435 FORTRAN DRIVE
                           SAN JOSE, CALIFORNIA 95134

                                  ------------

              (Address of Principal Executive Office)  (Zip Code)

                        TELEPHONE NUMBER (408) 935-4400

                            ------------------------

              (Registrant's telephone number, including area code)

                            ------------------------

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

Common Stock, No Par Value --- 39,787,740 shares as of June 8, 2001


================================================================================

                             3DFX INTERACTIVE, INC.

                                     INDEX


                                                                                            PAGE
PART 1    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statement of Net Liabilities in Liquidation at
                    April 30, 2001.......................................................      1

                    Condensed Consolidated Balance Sheet of Discontinued Operations at
                    January 31, 2001......................................................     2

                    Consolidated Statement of Changes in Net Liabilities in Liquidation
                    for the period from March 27, 2001 to April 30, 2001..................     3

                    Condensed Consolidated Statements of Discontinued Operations for the
                    period from February 1, 2001 to March 26, 2001 and for the three
                    months ended April 30, 2000...........................................     4

                    Condensed Consolidated Statement of Cash Flows of Discontinued
                    Operations for the period from February 1, 2001 to March 26, 2001
                    and for the three months ended April 30, 2000.........................     5

                    Notes to Condensed Consolidated Financial Statements..................     6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Discontinued Operations................................     7

          Item 3.   Quantitative and Qualitative Disclosure about Market Risk.............    14

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.....................................................    15

          Item 2.   Changes in Securities and Use of Proceeds.............................    15

          Item 3.   Defaults Upon Senior Securities.......................................    15

          Item 4.   Submission of Matters to a Vote of Security Holders...................    15

          Item 5.   Other Information.....................................................    15

          Item 6.   Exhibits and Reports on Form 8-K......................................    16

SIGNATURES................................................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    3dfx INTERACTIVE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (In thousands)
                                  (Unaudited)

                                                                      April 30,
                                                                        2001
                                                                      ---------
ASSETS
  Cash and cash equivalents                                           $  19,401
  Accounts receivable                                                     1,246
  Other current assets                                                      731
  Other assets held for sale                                              1,129
  Contingent receivable (Note 1)
                                                                      ---------
    Total assets                                                      $  22,507
                                                                      =========

LIABILITIES
  Accounts payable                                                    $  32,932
  Accrued liabilities                                                     4,305
  Other liabilities                                                         487
  Estimated costs during period of liquidation (Note 1)
                                                                      ---------
    Total liabilities                                                    37,724
                                                                      ---------
    Net liabilities in liquidation                                    $  15,217
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                    3dfx INTERACTIVE, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEET OF DISCONTINUED OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                                     January 31,
                                                                        2001
                                                                     -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $   9,391
  Accounts receivable, net of allowance for doubtful accounts of          6,398
    $9,992 at January 31, 2001
  Inventories, net                                                       22,358
  Deferred tax assets                                                    35,000
  Other current assets                                                    1,214
  Other assets held for sale                                             45,245
                                                                      ---------
    Total current assets                                              $ 119,606
                                                                      =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                                    $  64,245
  Accrued liabilities                                                    11,642
  nVidia term loan                                                       15,000
  Other current liabilities                                               6,366
                                                                      ---------
    Total current liabilities                                            97,253
                                                                      ---------

Shareholders' Equity:
  Preferred stock, no par value, 5,000,000 shares authorized;
    none issued and outstanding                                              --
  Common stock, no par value, 50,000,000 shares authorized;
    39,787,740 shares issued and outstanding at January 31, 2001        430,922
  Warrants                                                                  242
  Accumulated other comprehensive loss                                   (1,722)
  Accumulated deficit                                                  (407,089)
                                                                      ---------
    Total shareholders' equity                                           22,353
                                                                      ---------
    Total liabilities and shareholder's equity                        $ 119,606
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                    3dfx INTERACTIVE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         NET LIABILITIES IN LIQUIDATION
                                 (In thousands)
                                  (Unaudited)

                                                             For the period from
                                                              March 27, 2001 to
                                                                April 30, 2001
                                                             -------------------
Net assets in liquidation at March 27, 2001                       $ 20,457
    Selling, general and administrative expenses                    (3,901)
    Net gain on sale of asset held for sale                          3,227
    Decrease in deferred tax asset                                 (35,000)
                                                                  --------
Net liabilities in liquidation at April 30, 2001                  $ 15,217
                                                                  ========

The accompanying notes are an integral part of these financial statements.

                    3DFX INTERACTIVE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                                  FOR THE PERIOD FROM        THREE MONTHS
                                                                                  FEBRUARY 1, 2001 TO      ENDING APRIL 30,
                                                                                     MARCH 26, 2001              2000
                                                                                  --------------------     ----------------
Revenues                                                                                $      --             $108,578
Cost of revenues                                                                               --               82,167
                                                                                        ---------             --------
Gross profit                                                                                   --               26,411
                                                                                        ---------             --------
Operating expenses:
    Research and development                                                                   --               16,557
    Selling, general and administrative                                                     7,801               19,125
    Amortization of goodwill and intangibles                                                   --                3,830
                                                                                        ---------             --------
Total operating expenses                                                                    7,801               39,512
                                                                                        ---------             --------
Loss from discontinued operations                                                          (7,801)             (13,101)
Other income (expense), net                                                                   182                  (45)
                                                                                        ---------             --------
Loss from discontinued operations before income taxes                                      (7,619)             (13,146)
Benefit for income taxes                                                                   (4,992)                (715)
                                                                                        ---------             --------
Net loss from discontinued operations                                                   $  (2,627)            $(12,431)
                                                                                        =========             ========
Net loss per share from discontinued operations:
    Basic                                                                               $   (0.07)            $  (0.51)
                                                                                        =========             ========
    Diluted                                                                             $   (0.07)            $  (0.51)
                                                                                        =========             ========
Shares used in net income (loss) per share from discontinued operations:
    Basic                                                                                  39,788               24,510
                                                                                        =========             ========
    Diluted                                                                                39,788               24,510
                                                                                        =========             ========


   The accompanying notes are an integral part of these financial statements.

                    3DFX INTERACTIVE, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                                                FOR THE PERIOD FROM  THREE MONTHS ENDING
                                                                                FEBRUARY 1, 2001 TO       APRIL 30,
                                                                                   MARCH 26, 2001            2000
                                                                                -------------------  -------------------
Cash flows from operating activities:
   Net loss from discontinued operations                                             $ (2,627)             $(12,431)

Adjustments to reconcile net income to net cash from operating activities:
   Depreciation                                                                            --                 5,242
   Amortization                                                                            --                 3,830
   Stock compensation                                                                      --                   121
   Decrease in allowance for doubtful accounts                                         (5,573)               (1,481)
   Changes in assets and liabilities:
      Accounts receivable                                                              10,725                 2,162
      Inventory                                                                           183                (4,346)
      Deferred tax asset                                                                   --                    --
      Other assets                                                                        544                 4,417
      Accounts payable                                                                     --                  (376)
      Accrued and other liabilities                                                   (11,394)               (1,627)
                                                                                     --------               -------
         Net cash used in discontinued operating activities                            (8,142)               (4,489)
                                                                                     --------               -------
Cash flows from investing activities:
   Sales of short-term investments                                                        188                 8,400
   Purchases of property and equipment                                                     --                (2,014)
                                                                                     --------               -------
         Net cash provided by investment activities                                       188                 6,386
                                                                                     --------               -------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                             --                 1,239
   Principal payments of capitalized lease obligations, net                                --                  (270)
                                                                                     --------               -------
         Net cash provided by financing activities                                         --                   969
                                                                                     --------               -------
Net (decrease) increase in cash and cash equivalents                                   (7,954)                2,866
Cash and cash equivalents at beginning of period                                        9,391                41,818
                                                                                     --------               -------
Cash and cash equivalents at end of period                                           $  1,437               $44,684
                                                                                     ========               =======


   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

     3dfx Interactive, Inc. ("3dfx") was incorporated in California on August 24, 1994. 3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms. 3dfx has subsidiaries in the United States, Mexico and other key markets in the world. The condensed consolidated financial statements include the financial statements of 3dfx and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The unaudited condensed consolidated financial statements included herein have been prepared by 3dfx pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of 3dfx, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While 3dfx believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in 3dfx's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 as filed with the Securities and Exchange Commission.

     As described below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind up its affairs and dissolve. Accordingly, all activities of 3dfx as of March 27, 2001 are presented under the liquidation basis of accounting. Under liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimatable. Additionally, 3dfx's common stock has been delisted from the Nasdaq National Market effective May 16, 2001.

Asset Sale and Plan of Dissolution

     In the fall of 2000, 3dfx began experiencing financial difficulties due in part to substantially reduced demand in the retail channel for its products. This reduced demand is attributable to a number of factors, including, in part, its failure to introduce products in a timely manner and from disappointing customer response to its existing products, as well as reduced demand in the retail channel in general and the add-in graphics segment in particular. In addition, 3dfx's high research and development costs and substantial debt burden, together with the loss of several large customers due to 3dfx's high research and development costs and substantial debt burden, together with the loss of several large customers due to 3dfx's May 1999 acquisition of STB Systems, Inc. and its inability to refinance its debt on commercially reasonable terms, aggravated its financial difficulties. After extensive exploration and evaluation of various strategic alternatives, the 3dfx board of directors concluded that the liquidation, winding up and dissolution of 3dfx provided the best protection to 3dfx's creditors and was in the best interest of its shareholders.

     On December 15, 2000, 3dfx entered into an asset purchase agreement with nVidia Corporation ("nVidia") and a subsidiary of nVidia ("nVidia Sub") under which nVidia Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, nVidia Sub agreed to pay 3dfx $70.0 million in cash and 1,000,000 shares of registered nVidia common stock, subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, nVidia Sub loaned to 3dfx $15.0 million in cash for working capital.

     The asset sale to nVidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 certain of 3dfx's assets were sold to nVidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and nVidia caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash advance of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement and it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash advance and applied it to the payment of such liabilities, and if nVidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx receives the post-closing cash advance, the 1,000,000 shares of nVidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash advance by $50. Irrespective of whether 3dfx receives a post-closing advance, the shares of nVidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. As a result of the contingencies described above, the contingent receivable has not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of April 30, 2001.

     On December 15, 2000, the board of directors of 3dfx also approved a plan of dissolution and on March 27, 2001 this plan of dissolution was approved by 3dfx's shareholders. On March 30, 2001, 3dfx filed a certificate of election to liquidate, wind up and dissolve with the California Secretary of State's office. 3dfx is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business. Accordingly, all of the activities of 3dfx have been presented on a liquidation basis of accounting.

     3dfx has substantially reduced its costs in order to conserve its resources. These cost cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations.

Activities While in Liquidation

     During the quarter ended April 30, 2001, 3dfx disposed of most of its inventory and other assets held for sale through the asset purchase agreement with nVidia Sub as well as through sales to other parties. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold.

     Changes in net liabilities for the period from March 27, 2001 to April 30, 2001 were a result of selling, general and administrative expenses of $3.9 million, a decrease in the deferred tax asset of $23.0 million and the net gain on sale of assets to nVidia Sub of $3.2 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $15.0 million, which was comprised of the purchase of nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $11.8 million on sale of impairment of inventory and other assets held for sale.

     3dfx expects to continue to incur certain administrative and other costs associated with winding up its affairs. Should 3dfx qualify for its final payment from nVidia Sub, 3dfx believes that it will have sufficient cash to pay all of its and its subsidiaries' known current and determinable liabilities. However, the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's shareholders. Further, if 3dfx or its subsidiaries are subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to 3dfx shareholders. Because of the uncertainties as to the precise net realizable value of 3dfx's assets and the settlement amount of 3dfx's and its subsidiaries' debts and liabilities, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of 3dfx's dissolution will 3dfx shareholders receive a distribution of those assets.

     During the three months ended April 30, 2001, 3dfx terminated substantially all of its remaining employees and continued to negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases under which the Company has contractual obligations of approximately $27.0 million as of April 30, 2001. Management cannot reasonably estimate the amount of future obligations at this time.

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Inventory:


                                              April 30, 2001        January 31, 2001
Raw materials                                       $   --               $ 1,972
Work in-process                                         --                    70
Finished goods                                          --                20,316
                                                    ------               -------
          Total inventory                           $   --               $22,358
                                                    ======               =======

     Other assets held for sale:

                                              April 30, 2001        January 31, 2001
Computer Equipment                                  $   --               $ 8,268
Purchased computer software                             --                 7,653
Furniture and equipment                                796                 4,428
Goodwill and other intangibles                          --                20,765
Other assets                                           333                 4,131
                                                    ------               -------
     Other assets held for sale                     $1,129               $45,245
                                                    ======               =======

          Other assets held for sale is comprised of fixed assets located at 3dfx's manufacturing facility in Juarez, Mexico, of $0.8 million, as well as other miscellaneous assets totaling $300,000 at 3dfx's facility in Richardson, Texas.

Accrued Liabilities:

                                              April 30, 2001        January 31, 2001
Income taxes payable                                $  706               $    96
Accrued salaries, wages and benefits                 1,238                 3,524
Deferred tax liability                                  --                 4,735
Accrued leases payable                               1,239                    --
Other accrued liabilities                            1,122                 3,287
                                                    ------               -------
          Accrued Liabilities                       $4,305               $11,642
                                                    ======               =======


NOTE 3 - NET LOSS PER SHARE:

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods presented. Diluted loss per share was the same as basic loss per share for both periods. During the period from February 1, 2001 to March 26, 2001, and for the quarter ended April 30, 2000, options to purchase approximately 3,276,380 and 2,941,736 shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive.

NOTE 4 - COMPREHENSIVE LOSS:

     Total comprehensive loss for the period February 1, 2001 to March 26, 2001 was $3.4 million, comprised of $700,000 from an unrealized loss on investment in 3Dlabs and net loss from discontinued operations of $2.7 million.

NOTE 5 - LEGAL CONTINGENCIES

     On December 21, 2000, CagEnt Technologies Inc. filed suit against 3dfx in the Northern California District Federal Court. The complaint alleges patent infringement relating to CagEnt's patent no. 5,856,829. The complaint seeks a declaratory judgment of infringement, injunctive relief enjoining future infringement and money damages caused by the alleged infringement, together with pre-judgment interest, attorneys' fees and cost of suit. 3dfx believes it has meritorious defenses to the claims against it and intends to vigorously defend itself.

     Pursuant to the terms of the asset purchase agreement among nVidia, nVidia Sub and 3dfx, 3dfx and nVidia agreed to dismiss with prejudice the infringement lawsuit that nVidia and 3dfx had filed against each other. Both parties filed a joint stipulation for dismissal with the Northern California District Federal Court on April 29, 2001. On April 26, 2001, the Court signed an order granting such dismissals.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS


     The following Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this document, including without limitation statements to the effect that 3dfx or its management "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," or "estimates," or statements concerning "potential," or "opportunity" or other variations thereof or comparable terminology or the negative thereof, that are not statements of historical fact should be considered forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Some of such risks and uncertainties are set forth below under "Risk Factors".

OVERVIEW

     3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms, but is now in the process of winding up its business. As discussed below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution and to sell certain of its assets to nVidia US Investment Company ("nVidia Sub"), a wholly owned subsidiary of nVidia Corporation ("nVidia"). 3dfx is proceeding to wind up its affairs and dissolve. Accordingly, all activities of 3dfx are presented as discontinued operations in the accompanying condensed consolidated financial statements. Additionally, 3dfx's common stock has been delisted from the Nasdaq National Market effective May 16, 2001.

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

     On December 15, 2000, 3dfx entered into an asset purchase agreement with nVidia and nVidia Sub under which in nVidia Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, nVidia Sub agreed to pay 3dfx $70.0 million in cash and 1,000,000 shares of registered nVidia common stock, subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, nVidia Sub loaned to 3dfx $15.0 million in cash for working capital.

     The asset sale to nVidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to nVidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and nVidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash advance of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash advance and applied it to the payment of such liabilities, and if nVidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx receives the post-closing cash advance, the 1,000,000 shares of nVidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash advance by $50. Irrespective of whether 3dfx receives a post-closing advance, the shares of nVidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. As a result of the contingencies described above, a contingent receivable has not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of April 30, 2001. The ultimate total of the value of nVidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above. The value of nVidia stock was $77.27, $83.30 and $93.80 per share on April 18, 2001, April 30, 2001 and June 13, 2001, respectively.

     On December 15, 2000, the board of directors of 3dfx also approved a plan of dissolution and on March 27, 2001 this plan of dissolution was approved by 3dfx's shareholders. On March 30, 2001, 3dfx filed a certificate of election to liquidate, wind up and dissolve with the California Secretary of State's office. 3dfx is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business. Accordingly, all of the activities of 3dfx have been presented on a liquidation basis of accounting.

     3dfx has substantially reduced its costs in order to conserve its resources. These cost cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations.

     Activities While in Liquidation

     During the quarter ended April 30, 2001, 3dfx disposed of most of its inventory and other assets held for sale through the asset purchase agreement with nVidia Sub as well as through sales to other parties. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

     Changes in net liabilities for the period from March 27, 2001 to April 30, 2001 were a result of selling, general and administrative expenses of $3.9 million, a decrease in the deferred tax asset of $23.0 million and the gain on sale of assets to nVidia Sub of $3.2 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $15.0 million, which was comprised of the purchase by nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $11.8 million on sale of an impairment of inventory and other assets held for sale.

     3dfx expects to continue to incur certain administrative and other costs associated with winding up its affairs. Should 3dfx qualify for its final payment from nVidia Sub, 3dfx believes that it will have sufficient cash to pay all of its and its subsidiaries' known current and determinable liabilities. However, the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's shareholders. Further, if 3dfx or its subsidiaries are subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to 3dfx shareholders. Because of the uncertainties as to the precise net realizable value of 3dfx's assets and the settlement amount of 3dfx's and its subsidiaries' debts and liabilities, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its shareholders, if any. Only if there are assets remaining at the time of 3dfx's dissolution will 3dfx shareholders receive a distribution of those assets.

     During the three months ended April 30, 2001, 3dfx terminated substantially all of its remaining employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and equipment leases. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

RESULTS OF OPERATIONS

     Three Months Ended April 30, 2001 and April 30, 2000

     Revenues. 3dfx did not have any revenues in the three months ended April 30, 2001. 3dfx's revenues in the three months ended April 30, 2000 were $108.6 million. The decrease was attributable to the cessation of 3dfx's operations in accordance with 3dfx's plan of dissolution.

     Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to 3dfx's foundries in connection with manufacturing start-up of new products. 3dfx did not incur any research and development expenses in the three months ended April 30, 2001. Research and development expenses were $16.6 million in the three months ended April 30, 2000. This decrease is due primarily to a decrease in personnel costs resulting from the termination of substantially all employees commencing in December 2000.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses decreased from $19.1 million in the three months ended April 30, 2000 to $7.8 million for the period from February 1, 2001 to March 26, 2001. This decrease was primarily due to the decrease in personnel costs and administrative expenses as a result of the termination of substantially all of 3dfx's employees and the discontinuation of 3dfx's operations.

     Amortization of Goodwill and Other Intangibles. For the three months ended April 30, 2001, 3dfx did not record any amortization relating to goodwill or intangibles. The amortization relating to goodwill and intangible for the three months ended April 30, 2000 was $3.8 million.

     Other Income (Expense), Net. Other income (expense), net increased from a net expense of $45,000 in the three months ended April 30, 2000 to a net income of $182,000 in the three months ended April 30, 2001. The increase is primarily related to rental income from subleases and receipt of an insurance settlement, partially offset by miscellaneous expenses.

     Changes in net liabilities for the period from March 27, 2000 to April 30, 2001 were a result of selling, general and administrative expenses of $3.9 million, a decrease in the deferred tax asset of $35.0 million and the gain on sale of assets to nVidia Sub of $3.2 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $15.0 million, which was comprised of the purchase by nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $11.8 million on sale of an impairment of inventory and other assets held for sale.


LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2001, 3dfx had cash, cash equivalents and short-term investments of $19.4 million. As of April 30, 2000, 3dfx had cash, cash equivalents and short-term investments of $57.7 million.

     On April 18, 2001, 3dfx completed the sale of substantially all of its assets to nVidia Sub and at the closing received cash in the net amount of $55.0 million pursuant to an asset purchase agreement. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities. Subject to 3dfx in the future satisfying certain additional conditions provided for in the asset purchase agreement, nVidia Sub will also pay to 3dfx 1,000,000 shares of common stock of nVidia or a combination of up to $25.0 million in cash and a lesser number of shares of nVidia common stock. 3dfx is also seeking to liquidate its remaining assets.

     3dfx's principal anticipated liquidity requirements involve reaching settlements with its vendors in reduction of its accounts payable, as well as reaching mutually satisfactory settlements with the lessors to its facilities and equipment leases. 3dfx may also seek to assign or sublease its leased properties. In addition, unknown or contingent liabilities could require substantial cash resources. Management cannot reasonably estimate the amount of future obligations at this time. 3dfx is seeking to address each of the foregoing liquidity requirements, as well as the continuing expenses associated with the winding up of its business and the overhead associated with its Juarez, Mexico manufacturing facility, with its remaining cash and other resources.

     Should 3dfx qualify for its final payment from nVidia Sub, 3dfx believes that it will have sufficient cash to pay all of its and its subsidiaries' known current and determinable liabilities. However, the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets. At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, all of its and its subsidiaries' debts and liabilities. Only if there are assets remaining after the payment or provision for 3dfx's and its subsidiaries' debts and liabilities, will 3dfx shareholders receive a distribution of those assets.

RISK FACTORS

        This report contains certain forward-looking statements within the meaning of the deferral securities laws. 3dfx's actual results and the timing of certain events could differ greatly from those anticipated in these forward-looking statements as a result of known and unknown factors, including the risks faced by 3dfx described below. The risks and uncertainties described below are not the only ones facing 3dfx. Additional risks and uncertainties not presently known by 3dfx or that 3dfx does not currently believe are important may also harm 3dfx's business operations. If any of the following risks actually occur, 3dfx's business, financial conditions or results of operations could be seriously harmed. The following factors and other information in this Report should be considered carefully in evaluating 3dfx and an investment in 3dfx's common stock.

3dfx CANNOT DETERMINE AT THIS TIME THE AMOUNT OF DISTRIBUTIONS TO ITS SHAREHOLDERS, OR WHETHER ANY DISTRIBUTIONS WILL BE MADE, BECAUSE THERE ARE A VARIETY OF FACTORS, SOME OF WHICH ARE OUTSIDE OF 3dfx's CONTROL, THAT COULD AFFECT THE ABILITY OF 3dfx TO MAKE DISTRIBUTION TO ITS SHAREHOLDERS.

        3dfx cannot determine at this time the amount of or whether there will be any distributions to its shareholders because that determination depends on a variety of factors, including, but not limited to, the value of 3dfx's remaining assets, the amount of 3dfx's and its subsidiaries' known and unknown debts and liabilities to be paid in the future, the resolution of pending litigation and other contingent liabilities, general business and economic conditions and other matters. Examples of uncertainties that could reduce the value or eliminate distributions to 3dfx shareholders include the following:

        - The amount of 3dfx's and its subsidiaries' debts and liabilities and the estimate of the costs and expenses of 3dfx's dissolution, including any resulting tax liabilities. If actual debts, liabilities, costs and expenses exceed 3dfx's expectations, actual net proceeds will be reduced and may result in no distribution to shareholders at all.

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

        For the foregoing reasons, there can be no assurance that there will be any distribution to shareholders, even if the asset sale is completed.

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

     If 3dfx's or its subsidiaries' creditors believe that 3dfx has not adequately reserved assets for the payment of its or its subsidiaries' debts and liabilities, these creditors may be able to obtain from a court and injunction that prohibits 3dfx from making distributions to its shareholders. This action could delay or substantially diminish the distributions to be made to 3dfx's shareholders or holders of beneficial interests of the liquidating trust, as the case may be.

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

3DFX'S COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET EFFECTIVE MAY 16, 2001.

     As a result of the decline in the trading price of 3dfx's common stock, 3dfx's common was delisted effective as of the opening of business on May
16, 2001. 3dfx's common stock is currently traded in over-the-counter bulletin board of the National Association of Securities Dealers, Inc. The delisting of 3dfx's common stock means that, among other things, fewer investors have access to trade 3dfx's common stock, which may reduce demand for the stock. These factors may adversely affect 3dfx's common stock price.

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

3DFX IS AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO ITS STOCK PRICE VOLATILITY

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

      3dfx is obligated to comply with applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome. The Exchange Act provides for an exemption which allows an issuer to terminate its reporting obligations under the Exchange Act if it has less than 300 record holders or less than 500 record holders and its total assets have not exceeded $10.0 million on the last day of each of the issuer's most recent three fiscal years. At this time, 3dfx has approximately 452 record holders and has had in excess of $10.0 million in total assets for the last three fiscal years. As such, 3dfx is unable to terminate its reporting obligations. 3dfx cannot predict if, or when, it will meet the requirements for the exemption. The expenses for the preparation and filing of periodic reports will reduce the cash available for distribution to 3dfx shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      3dfx's cash equivalents are exposed to financial market risks due to fluctuations and interest rates, which may affect interest income. Due to the short term nature of 3dfx's investment portfolio, 3dfx would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. 3dfx does not use its investment portfolio for trading or other speculative purposes.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the special meeting of shareholders held on March 27, 2001, 3dfx shareholders voted to approve each of the following proposals:

     (1) to approve the liquidation, winding up and dissolution of 3dfx as described in the plan of dissolution:

Votes Cast in Favor    Votes Cast Against or Withheld    Abstention or Non-Votes
-------------------    ------------------------------    -----------------------
    25,085,268                    793,322                        48,600

     (2) to approve the principal terms of the asset purchase agreement, dated as of December 15, 2000, among 3dfx, nVidia Corporation and nVidia US Investment Company:

Votes Cast in Favor    Votes Cast Against or Withheld    Abstention or Non-Votes
-------------------    ------------------------------    -----------------------
    25,107,968                    778,625                        40,697

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 18, 2001

                                       3DFX INTERACTIVE, INC.
                                       (Registrant)



                                       By:  /s/ RICHARD A. HEDDLESON
                                       -----------------------------
                                       Richard A. Heddleson
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                        and Duly Authorized Officer)