Form 10-Q
period 2001-07-31
3DFX INTERACTIVE INC
filed 2001-09-17
CIK 1010026

                                 United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

                         Commission file number 0-22651

                                   ----------

                             3DFX INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

                        TELEPHONE NUMBER (408) 935-4400

                                   ----------

              (Registrant's telephone number, including area code)

                                   ----------

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

Common Stock, No Par Value --- 39,799,364 shares as of September 13, 2001

================================================================================

                             3DFX INTERACTIVE, INC.

                                     INDEX


                                                                                            PAGE
PART 1    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statement of Net Liabilities in Liquidation at
                    July 31, 2001.........................................................     1

                    Condensed Consolidated Balance Sheet of Discontinued Operations at
                    January 31, 2001......................................................     2

                    Consolidated Statement of Changes in Net Liabilities in Liquidation
                    for the period from March 27, 2001 to July 31, 2001 ..................     3

                    Condensed Consolidated Statements of Discontinued Operations for the
                    period from February 1, 2001 to March 26, 2001 and for the three and
                    six months ended July 31, 2000........................................     4

                    Condensed Consolidated Statements of Cash Flows of Discontinued
                    Operations for the period from February 1, 2001 to March 26, 2001
                    and for the six months ended July 31, 2000............................     5

                    Notes to Condensed Consolidated Financial Statements..................     6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Discontinued Operations................................     9

          Item 3.   Quantitative and Qualitative Disclosure about Market Risk.............    15

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.....................................................    15

          Item 2.   Changes in Securities and Use of Proceeds.............................    16

          Item 3.   Defaults Upon Senior Securities.......................................    16

          Item 4.   Submission of Matters to a Vote of Security Holders...................    16

          Item 5.   Other Information.....................................................    16

          Item 6.   Exhibits and Reports on Form 8-K......................................    16

SIGNATURES................................................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    3dfx INTERACTIVE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (In thousands)
                                  (Unaudited)



                                                                      July 31,
                                                                        2001
                                                                      ---------
ASSETS
  Cash and cash equivalents                                           $   9,291
  Accounts receivable                                                       504
  Other current assets                                                      852
  Other assets held for sale                                                327
  Contingent receivable (Note 1)
                                                                      ---------
    Total assets                                                      $  10,974
                                                                      =========

LIABILITIES
  Accounts payable                                                    $  25,204
  Other liabilities                                                         487
  Estimated costs during period of liquidation (Note 1)                   7,377
  Contingent Liabilities (Note 1)
                                                                      ---------
    Total liabilities                                                    33,068
                                                                      ---------
    Net liabilities in liquidation                                    $  22,094
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

                    3dfx INTERACTIVE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN
                         NET LIABILITIES IN LIQUIDATION
                                 (In thousands)
                                  (Unaudited)



                                                             For the period from
                                                              March 27, 2001 to
                                                                July 31, 2001
                                                             -------------------
Net assets in liquidation at March 27, 2001                       $ 20,457
    Selling, general and administrative expenses                    (3,901)
    Net gain on sale of assets held for sale                         3,227
    Decrease in deferred tax asset                                 (35,000)
                                                                  --------
Net liabilities in liquidation at April 30, 2001                    15,217


    Selling, general and administrative expenses                    (5,929)
    Net loss on sale of assets held for sale                          (948)
                                                                  --------
Net liabilities in liquidation at July 31, 2001                   $ 22,094
                                                                  ========

The accompanying notes are an integral part of these financial statements.

                    3DFX INTERACTIVE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)




                                                                  For the Period from     Three Months         Six Months
                                                                  February 1, 2001 to    Ending July 31,    Ending July 31,
                                                                    March 26, 2001            2000               2000
                                                                  -------------------    ---------------    ---------------
Revenues                                                          $                --    $        66,989    $       175,567
Cost of revenues                                                                   --             56,800            138,967
                                                                  -------------------    ---------------    ---------------
Gross profit                                                                       --             10,189             36,600
                                                                  -------------------    ---------------    ---------------
Operating expenses:
    Research and development                                                       --             19,195             35,752
    Selling, general and administrative                                         7,801             16,532             35,657
    In-process research and development                                            --             66,250             66,250
    Amortization of goodwill and intangibles                                       --              4,495              8,325
                                                                  -------------------    ---------------    ---------------
Total operating expenses                                                        7,801            106,472            145,984
                                                                  -------------------    ---------------    ---------------
Loss from discontinued operations                                              (7,801)           (96,283)          (109,384)
Other income (expense), net                                                       182               (436)              (481)
                                                                  -------------------    ---------------    ---------------
Loss from discontinued operations before income taxes                          (7,619)           (96,719)          (109,865)
Provision (benefit) for income taxes                                           (4,992)             3,777              3,062
                                                                  -------------------    ---------------    ---------------
Net loss from discontinued operations                             $            (2,627)   $      (100,496)   $      (112,927)
                                                                  ===================    ===============    ===============

Net loss per share from discontinued operations:
    Basic                                                         $             (0.07)   $         (3.81)   $         (4.44)
                                                                  ===================    ===============    ===============
    Diluted                                                       $             (0.07)   $         (3.81)   $         (4.44)
                                                                  ===================    ===============    ===============
Shares used in net loss per share from discontinued operations:
    Basic                                                                      39,788             26,350             25,430
                                                                  ===================    ===============    ===============
    Diluted                                                                    39,788             26,350             25,430
                                                                  ===================    ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                    3DFX INTERACTIVE, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (In thousands)
                                  (Unaudited)



                                                                             For The Period From       Six Months
                                                                             February 1, 2001 To    Ending July 31,
                                                                                March 26, 2001           2000
                                                                             -------------------    ---------------
Cash flows from operating activities:
   Net loss from discontinued operations                                     $            (2,627)   $      (112,927)

Adjustments to reconcile net income to net cash from operating activities:
   Depreciation                                                                               --             12,791
   Amortization                                                                                               8,325
   Stock compensation                                                                         --                363
   Write-off of acquired in-process research and development                                  --             66,250
   Decrease in allowance for doubtful accounts                                            (5,573)            (1,728)
   Changes in assets and liabilities:
      Accounts receivable                                                                 10,725             17,561
      Inventory                                                                              183            (25,605)
      Deferred tax asset                                                                      --                 --
      Other assets                                                                           544              7,020
      Accounts payable                                                                        --              5,574
      Accrued and other liabilities                                                      (11,394)            (4,343)
      Deferred revenue                                                                        --               (355)
                                                                             -------------------    ---------------
         Net cash used in discontinued operating activities                               (8,142)           (27,074)
                                                                             -------------------    ---------------
Cash flows from investing activities:
   Sales of short-term investments                                                           188             10,859
   Purchases of property and equipment                                                        --             (9,200)
   Merger with GigaPixel Corporation                                                          --              5,319
                                                                             -------------------    ---------------
         Net cash provided by investment activities                                          188              6,978
                                                                             -------------------    ---------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                --              2,226
   Principal payments of capitalized lease obligations, net                                   --               (423)
                                                                             -------------------    ---------------
         Net cash provided by financing activities                                            --              1,803
                                                                             -------------------    ---------------
Net decrease in cash and cash equivalents                                                 (7,954)           (18,293)
Cash and cash equivalents at beginning of period                                           9,391             41,818
                                                                             -------------------    ---------------
Cash and cash equivalents at end of period                                   $             1,437    $        23,525
                                                                             ===================    ===============



   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and its Significant Accounting Policies:

     3dfx Interactive, Inc. ("3dfx"), a company in liquidation, was incorporated in California on August 24, 1994. 3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms. 3dfx has subsidiaries in the United States, Mexico and other key markets in the world. The condensed consolidated financial statements include the financial statements of 3dfx and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

     As described below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind up its affairs and dissolve. Accordingly, all activities of 3dfx as of March 27, 2001 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimatable. See "Activities while in Liquidation" below. Additionally, 3dfx's common stock has been delisted from the Nasdaq National Market effective May 16, 2001.

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

     The asset sale to nVidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to nVidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and nVidia caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement and it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if nVidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx receives the post-closing cash payment the 1,000,000 shares of nVidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $50. Irrespective of whether 3dfx receives a post-closing payment, the shares of nVidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. In the event the contingencies are not met and the remaining consideration from nVidia is not paid, 3dfx will have to explore other options, including filing for bankruptcy. As a result of the contingencies described above, the contingent receivable and related tax expense on the gain have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of July 31, 2001. The ultimate total of the value of nVidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.

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

     3dfx has substantially reduced its costs in order to conserve its resources. These cost cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001 and as selling, general, and administrative expense from March 27, 2001 to July 31, 2001.

Activities While in Liquidation

     During the six months ended July 31, 2001, 3dfx disposed of most of its inventory and other assets held for sale through the asset purchase agreement with nVidia Sub as well as through sales to other parties. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains/losses on such sales that may be realized will be immaterial.

     During the six months ended July 31, 2001, 3dfx terminated substantially all of its remaining employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases. At July 31, 2001, 3dfx had total future lease obligations of $16.7 million, of which $14.8 million has been accrued. At July 31, 2001, 3dfx was still in negotiations to settle certain remaining leases under which it has contingent contractual obligations, which range from $0 to $11.9 million and therefore no amounts have been recorded for this contingent liability. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

     Changes in net liabilities for the period from March 27, 2001 to July 31, 2001 were a result of selling, general and administrative expenses of $9.8 million, which is comprised of operating expenses, accrued expenses and lease termination expense, partially offset by the forgiveness of liabilities, a decrease in the deferred tax asset of $35.0 million and the net gain on sale of assets to nVidia Sub of $2.3 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $14.3 million, which was comprised of the purchase by nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $12.0 million on sale of and impairment of inventory and other assets held for sale.

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

Note 2 - Balance Sheet Components (in Thousands):

Inventory:


                                                                January 31, 2001
Raw materials                                                      $  1,972
Work in-process                                                          70
Finished goods                                                       20,316
                                                                   --------
          Total inventory                                          $ 22,358
                                                                   ========


Other assets held for sale:



                                              July 31, 2001        January 31, 2001
Computer Equipment                                  $   --               $ 8,268
Purchased computer software                             --                 7,653
Furniture and equipment                                 --                 4,428
Goodwill and other intangibles                          --                20,765
Other assets                                           327                 4,131
                                                    ------               -------
     Other assets held for sale                     $  327               $45,245
                                                    ======               =======


          At July 31, 2001, other assets held for sale is comprised of other miscellaneous assets totaling $327,000 at 3dfx's facility in Richardson, Texas.

Estimated Costs During Period of Liquidation:

                                              July 31, 2001
Income taxes payable                                $  215
Accrued salaries, wages and benefits                 1,703
Deferred tax liability                                  --
Accrued leases payable                               4,844
Other accrued liabilities                              615
                                                    ------
          Estimated costs during period
             of liquidation                         $7,377
                                                    ======

Accrued Liabilities:


                                                                   January 31, 2001
Income taxes payable                                                    $    96
Accrued salaries, wages and benefits                                      3,524
Deferred tax liability                                                    4,735
Accrued leases payable                                                       --
Other accrued liabilities                                                 3,287
                                                                        -------
          Accrued Liabilities                                           $11,642
                                                                        =======

Note 3 - Net Loss Per Share:

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods presented.

Diluted loss per share was the same as basic loss per share for the three and six months ended July 31, 2000. During the three and six month periods ended July 31, 2000, options to purchase approximately 5,516,000 and 2,879,000 shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive. In June 2001, 3dfx granted to Richard A. Heddleson, 3dfx's Chief Financial Officer, 800,000 stock options at an exercise price of $.38 per share. During the period from February 1, 2001 to March 26, 2001, options to purchase approximately 3,276,380 shares of common stock were outstanding but not included in the calculation because they were anti-dilutive.

Note 4 - Comprehensive Loss:

     Total comprehensive loss for the period February 1, 2001 to March 26, 2001 was $3.4 million, comprised of $700,000 from an unrealized loss on investment in 3Dlabs and net loss from discontinued operations of $2.7 million. Other comprehensive income (loss) for the three months ended July 31, 2000 was an unrealized loss of ($651,000), representing a loss from investing activities, resulting in total comprehensive loss of ($100.1) million. Other comprehensive income (loss) for the six months ended July 31, 2000 was an unrealized loss of ($3.3) million, representing a loss from investing activities, resulting in total comprehensive income (loss) of ($116.2) million.

NOTE 5 - Legal Contingencies:

     On December 21, 2000, CagEnt Technologies Inc. filed suit against 3dfx in the Northern California District Federal Court. The complaint alleged patent infringement relating to CagEnt's patent no. 5,856,829. The complaint sought a declaratory judgment of infringement, injunctive relief enjoining future infringement and money damages caused by the alleged infringement, together with pre-judgment interest, attorneys' fees and cost of suit. On August 2, 2001, 3dfx reached a settlement with CagEnt, under which CagEnt and 3dfx agreed to release all claims against each other. 3dfx did not make or agree to make any payment to CagEnt as part of the settlement. The settlement of CagEnt's claim will not affect the contemplated liquidation and winding up of 3dfx's business pursuant to the 3dfx plan of dissolution.

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

OVERVIEW

     3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms, but is now in the process of winding up its business. As discussed below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution and to sell certain of its assets to nVidia US Investment Company ("nVidia Sub"), a wholly owned subsidiary of nVidia Corporation ("nVidia"). 3dfx is continuing to wind up its affairs and dissolve. Accordingly, all activities of 3dfx are presented on a liquidation basis in the accompanying condensed consolidated financial statements. Additionally, 3dfx's common stock has been delisted from the Nasdaq National Market effective May 16, 2001.

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

     The asset sale to nVidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to nVidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and nVidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if nVidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx receives the post-closing cash payment, the 1,000,000 shares of nVidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $50. Irrespective of whether 3dfx receives a post-closing payment, the shares of nVidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. In the event the contingencies are not met and the remaining consideration from nVidia is not paid, 3dfx will have to explore other options, including filing for bankruptcy. As a result of the contingencies described above, a contingent receivable and related tax expense on the gain have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of July 31, 2001. The ultimate total of the value of nVidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.

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

     3dfx has substantially reduced its costs in order to conserve its resources. These cost cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001 and as selling, general, and administrative expense from March 27, 2001 to July 31, 2001.

ACTIVITIES WHILE IN LIQUIDATION

     During the six months ended July 31, 2001, 3dfx disposed of most of its inventory and other assets held for sale through the asset purchase agreement with nVidia Sub as well as through sales to other parties. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains/losses on such sales that may be realized will be immaterial.

     During the six months ended July 31, 2001, 3dfx terminated substantially all of its remaining employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and equipment leases. At July 31, 2001, 3dfx has total future lease obligations of $16.7 million, of which $14.8 million has been accrued. At July 31, 2001, 3dfx was still in negotiations to settle certain remaining leases under which they have contingent contractual obligations, which range from $0 to $11.9 million and therefore no amounts have been recorded for this contingent liability. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

     Changes in net liabilities for the period from March 27, 2001 to July 31, 2001 were a result of selling, general and administrative expenses of $9.8 million, which is comprised of operating expense, accrued expenses and lease termination expense, partially offset by the forgiveness of liabilities, a decrease in the deferred tax asset of $35.0 million and the net gain on sale of assets to nVidia Sub of $2.3 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $14.3 million, which was comprised of the purchase by nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $12.0 million on sale of impairment of inventory and other assets held for sale.

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

STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

     During the period from March 27, 2001 to April 30, 2001, 3dfx incurred selling, general and administrative costs of $3.9 million and recorded a decrease in deferred tax asset of $35.0 million. During this period 3dfx also incurred a net gain on sale of assets held for sale of $3.2 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $14.3 million, which was comprised of the purchase by nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and
(b) losses of $11.1 million on sale of and impairment of inventory and other assets held for sale.

     During the quarter ended July 31, 2001, 3dfx incurred selling, general and administrative expenses of $5.9 million, which were comprised of equipment expense, including current period lease payments and the accrual of all future lease payments, personnel expense and the accrual of future anticipated salary, all severance and associated benefit expenses, current period facilities expenses and current period legal, banking and other professional service expenses, offset by discounts received from vendors. In addition, 3dfx incurred an additional $900,000 in losses on the sale of and impairment of assets held for sale during the quarter ended July 31, 2001. Not included in the accrual of future expenses were approximately $12.0 million in facilities lease payments on properties that 3dfx is currently attempting to sublease. In addition, as a result of the contingencies described above relating to the receipt of the remaining consideration from Nvidia, the contingent receivable and related tax expense on the gain resulting from the asset sale have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 2001, 3dfx had cash, cash equivalents and short-term investments of $9.3 million.

     On April 18, 2001, 3dfx completed the sale of substantially all of its assets to nVidia Sub and at the closing received cash in the net amount of $55.0 million pursuant to an asset purchase agreement. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities. Subject to 3dfx in the future satisfying certain additional conditions provided for in the asset purchase agreement, nVidia Sub is obligated to pay to 3dfx 1,000,000 shares of common stock of nVidia or a combination of up to $25.0 million in cash and a lesser number of shares of nVidia common stock. 3dfx is also seeking to liquidate its remaining assets.

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

     3dfx cannot determine at this time the amount of or whether there will be any distributions to its shareholders because that determination depends on a variety of factors, including, but not limited to, the value of 3dfx's remaining assets, the amount of 3dfx's and its subsidiaries' known and unknown debts and liabilities to be paid in the future, the resolution of pending litigation and other contingent liabilities, general business and economic conditions and other matters. Examples of uncertainties that could reduce the value or eliminate distributions to 3dfx shareholders include the following:

     o The amount of 3dfx's and its subsidiaries' debts and liabilities and the estimate of the costs and expenses of 3dfx's dissolution, including any resulting tax liabilities. If actual debts, liabilities, costs and expenses exceed 3dfx's expectations, actual net proceeds will be reduced and may result in no distribution to shareholders at all.

     o If liabilities of 3dfx or its subsidiaries that are unknown or contingent later arise or become fixed in amount and must be satisfied or reserved for as part of the dissolution.


     o If the resolution of pending or future litigation results in greater than anticipated liabilities or expenses.

     o 3dfx will be entitled to receive an advance of up to $25 million from nVidia Sub only if the advance will pay 3dfx's and its subsidiaries' remaining debts and liabilities. If the advance is made, the number of shares of common stock of nVidia receivable by 3dfx from the asset sale will be reduced.

     o Delays in completing the dissolution of 3dfx could result in additional expenses and result in no distributions to 3dfx shareholders.

     o    A decline in the value of nVidia's common stock.

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

     3dfx is obligated to comply with applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome. The Exchange Act provides for an exemption which allows an issuer to terminate its reporting obligations under the Exchange Act if it has less than 300 record holders or less than 500 record holders and its total assets have not exceeded $10.0 million on the last day of each of the issuer's most recent three fiscal years. At this time, 3dfx has approximately 480 record holders and has had in excess of $10.0 million in total assets for the last three fiscal years. As such, 3dfx is unable to terminate its reporting obligations. 3dfx cannot predict if, or when, it will meet the requirements for the exemption. The expenses for the preparation and filing of periodic reports will reduce the cash available for distribution to 3dfx shareholders.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 21, 2000, CagEnt Technologies Inc. filed suit against 3dfx in the Northern California District Federal Court. The complaint alleged patent infringement relating to CagEnt's patent no. 5,856,829. The complaint sought a declaratory judgment of infringement, injunctive relief enjoining future infringement and money damages caused by the alleged infringement, together with pre-judgment and post-judgment interest, attorneys' fees and cost of suit. On August 2, 2001, 3dfx reached a settlement with CagEnt, under which CagEnt and 3dfx agreed to release all claims against each other. 3dfx did not make or agree to make any payment to CagEnt as part of the settlement. The settlement of CagEnt's claim will not affect the contemplated liquidation and winding up of 3dfx's business pursuant to the 3dfx plan of dissolution.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

     On June 8, 2001, the 3dfx board of directors approved a proposal to fix the authorized number of directors at five.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1 Amended and Restated By-Laws (amendment of Article III, Section 2 to reflect reduction in size of the Board of Directors to five members) (filed herewith).

          10.1 Employment Agreement, dated as of June 8, 2001, by and between 3dfx and Richard A. Heddleson(filed herewith).

     (b) Reports on Form 8-K

          (i) Current Report on Form 8-K filed on May 3, 2001 disclosing the completion of the sale of certain assets of 3dfx to nVidia US Investment Company pursuant to the Asset Purchase Agreement dated as of December 15, 2000, by and among 3dfx, nVidia Corporation and nVidia US Investment Company f/k/a Titan Acquisition Corp. No. 2 (incorporated by reference to nVidia Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on January 26, 2001).

          (ii) Amended Current Report on Form 8-K/A filed on June 29, 2001 disclosing that pro forma information relating to the asset sale between 3dfx and nVidia US Investment Company f/k/a Titan Acquisition Corp. No. 2 pursuant to the Asset Purchase Agreement dated as of December 15, 2000 would not be presented because the transaction was reflected in 3dfx's condensed consolidated financial statements filed in 3dfx's Quarterly Report for the period ended April 30, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 17, 2001
                                       3DFX INTERACTIVE, INC.
                                       (Registrant)

                                       By: /s/ RICHARD A. HEDDLESON
                                       ----------------------------
                                       Richard A. Heddleson
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)

                                INDEX TO EXHIBITS



       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
         3.1      Amended and Restated By-Laws (amendment of Article III,
                  Section 2 to reflect reduction in size of the Board of
                  Directors to five members)(filed herewith).

         10.1 Employment Agreement, dated as of June 8, 2001, by and between 3dfx and Richard A. Heddleson(filed herewith).