Form 10-Q/A
period 2001-07-31
3DFX INTERACTIVE INC
filed 2001-09-19
CIK 1010026

                                 United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

Common Stock, No Par Value --- 39,799,364 shares as of September 17, 2001

================================================================================

                             3DFX INTERACTIVE, INC.

                                     INDEX


                                                                                            PAGE
PART 1    FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statement of Net Liabilities in Liquidation at
                    July 31, 2001.........................................................     1

                    Condensed Consolidated Balance Sheet of Discontinued Operations at
                    January 31, 2001......................................................     2

                    Consolidated Statement of Changes in Net Liabilities in Liquidation
                    for the period from March 27, 2001 to July 31, 2001 ..................     3

                    Condensed Consolidated Statements of Discontinued Operations for the
                    period from February 1, 2001 to March 26, 2001 and for the three and
                    six months ended July 31, 2000........................................     4

                    Condensed Consolidated Statements of Cash Flows of Discontinued
                    Operations for the period from February 1, 2001 to March 26, 2001
                    and for the six months ended July 31, 2000............................     5

                    Notes to Condensed Consolidated Financial Statements..................     6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Discontinued Operations................................     9

SIGNATURES................................................................................    16

Note: 3dfx Interactive, Inc. files this Form 10-Q/A to correct a typographical error relating to the amount of lease obligations accrued at July 31, 2001.

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

     During the six months ended July 31, 2001, 3dfx terminated substantially all of its remaining employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases. At July 31, 2001, 3dfx had total future lease obligations of $16.7 million, of which $4.8 million has been accrued. At July 31, 2001, 3dfx was still in negotiations to settle certain remaining leases under which it has contingent contractual obligations, which range from $0 to $11.9 million and therefore no amounts have been recorded for this contingent liability. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

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

     During the six months ended July 31, 2001, 3dfx terminated substantially all of its remaining employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and equipment leases. At July 31, 2001, 3dfx has total future lease obligations of $16.7 million, of which $4.8 million has been accrued. At July 31, 2001, 3dfx was still in negotiations to settle certain remaining leases under which they have contingent contractual obligations, which range from $0 to $11.9 million and therefore no amounts have been recorded for this contingent liability. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1*  Amended and Restated By-Laws (amendment of Article III,
                Section 2 to reflect reduction in size of the Board of Directors to five members).

          10.1* Employment Agreement, dated as of June 8, 2001, by and between 3dfx and Richard A. Heddleson.

----------

 *  Incorporated by reference from 3dfx's Form 10-Q filed on September 17, 2001.

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

Dated: September 19, 2001
                                       3DFX INTERACTIVE, INC.
                                       (Registrant)

                                       By: /s/ RICHARD A. HEDDLESON
                                       ----------------------------
                                       Richard A. Heddleson
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)