Form 10-Q
period 2001-10-31
3DFX INTERACTIVE INC
filed 2001-12-14
CIK 1010026

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 2001.

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

                         TELEPHONE NUMBER (408) 591-3508

                            ------------------------

              (Registrant's telephone number, including area code)

                            ------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value --- 39,799,364 shares as of December 14, 2001

--------------------------------------------------------------------------------

                             3dfx Interactive, Inc.

                                      Index

                                                                                                        PAGE
PART 1     FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Statement of Net Liabilities in Liquidation at October 31, 2001........1

                      Condensed Consolidated Balance Sheet of Discontinued Operations at January 31,
                      2001................................................................................2

                      Consolidated Statement of Changes in Net Liabilities in Liquidation for the
                      period from March 27, 2001 to October 31, 2001......................................3

                      Condensed Consolidated Statements of Discontinued Operations for the period from February 1, 2001 to March 26, 2001 and for the three and nine months ended October 31, 2000..............................................................4

                      Condensed Consolidated Statements of Cash Flows of Discontinued Operations for
                      the period from February 1, 2001 to March 26, 2001 and for the nine months ended October 31, 2000..............................................................5

                      Notes to Condensed Consolidated Financial Statements................................6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Discontinued Operations............................................................10

           Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........................16

PART II.  OTHER INFORMATION

           Item 1.    Legal Proceedings..................................................................17

           Item 2.    Changes in Securities and Use of Proceeds..........................................17

           Item 3.    Defaults Upon Senior Securities....................................................17

           Item 4.    Submission of Matters to a Vote of Security Holders................................17

           Item 5.    Other Information..................................................................17

           Item 6.    Exhibits and Reports on Form 8-K...................................................17

SIGNATURES            ...................................................................................18

                          PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                     3dfx INTERACTIVE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (In thousands)

                                   (unaudited)

                                                              October 31, 2001
                                                              ----------------
ASSETS

  Cash and cash equivalents                                       $ 2,610
  Accounts receivable                                                  24
  Other current assets                                              1,013
  Contingent receivable (Note 1)
                                                                  -------
    Total assets                                                  $ 3,647
                                                                  =======

LIABILITIES

  Accounts payable                                                $24,333
  Other liabilities                                                   487
  Estimated costs during period of liquidation (Note 1)             2,956
  Contingent liabilities (Note 1)
                                                                  -------
    Total liabilities                                              27,776
                                                                  -------
    Net liabilities in liquidation                                $24,129
                                                                  =======


The accompanying notes are an integral part of these financial statements.

                     3dfx INTERACTIVE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET OF DISCONTINUED OPERATIONS
                                 (In thousands)

                                   (Unaudited)


                                                                           January 31,
                                                                              2001
                                                                           -----------
ASSETS
Current Assets:

    Cash and cash equivalents                                               $   9,391
    Accounts receivable, net of allowance for doubtful accounts
        of $9,992 at January 31, 2001                                           6,398
    Inventories, net                                                           22,358
    Deferred tax assets                                                        35,000
    Other current assets                                                        1,214
    Other assets held for sale                                                 45,245
                                                                            ---------
    Total current assets                                                    $ 119,606
                                                                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                        $  64,245
    Accrued liabilities                                                        11,642
    nVidia term loan                                                           15,000
    Other current liabilities                                                   6,366
                                                                            ---------
    Total current liabilities                                                  97,253
                                                                            ---------

Shareholders' Equity:
    Preferred stock, no par value, 5,000,000 shares authorized;
        none issued and outstanding                                                --
    Common stock, no par value, 50,000,000 shares authorized;
        39,787,740 shares issued and outstanding at January 31, 2001          430,922
    Warrants                                                                      242
    Accumulated other comprehensive loss                                       (1,722)
    Accumulated deficit                                                      (407,089)
                                                                            ---------
Total shareholders' equity                                                     22,353
                                                                            ---------
Total liabilities and shareholders' equity                                  $ 119,606
                                                                            =========


The accompanying notes are an integral part of these financial statements.

                     3dfx INTERACTIVE, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (In thousands)

                                   (Unaudited)


                                                             For the period from
                                                              March 27, 2001 to
                                                               October 31, 2001
                                                             -------------------
Net assets in liquidation at March 27, 2001                       $ 20,457
    Selling, general and administrative expenses                    (3,901)
    Net gain on sale of assets held for sale                         3,227
    Decrease in deferred tax asset                                 (35,000)
                                                                  --------
Net liabilities in liquidation at April 30, 2001                    15,217

    Selling, general and administrative expenses                    (5,929)
    Net loss on sale of assets held for sale                          (948)
                                                                  --------
Net liabilities in liquidation at July 31, 2001                     22,094

    Selling, general and administrative expenses                    (1,268)
    Net loss on sale of assets held for sale                          (767)
                                                                  --------
Net liabilities in liquidation at October 31, 2001                $ 24,129
                                                                  ========


The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                       For the
                                                                        Period            Three             Nine
                                                                      February 1,         Months            Months
                                                                        2001 to           Ending            Ending
                                                                       March 26,        October 31,       October 31,
                                                                          2001             2000              2000
                                                                      -----------       -----------       -----------
Revenues                                                               $      --         $  39,189         $ 214,757
Cost of revenues                                                              --            60,935           199,903
                                                                       ---------         ---------         ---------
Gross profit (loss)                                                           --           (21,746)           14,854
                                                                       ---------         ---------         ---------
Operating expenses:
  Research & development                                                      --            18,767            54,830
  Selling, general and administrative                                      7,801            15,399            50,750
  In-process research & development                                           --                --            66,250
  Amortization of goodwill and intangibles                                    --             9,667            17,993
  Impairment of goodwill and other intangibles                                --           117,065           117,065
                                                                       ---------         ---------         ---------
Total operating expenses                                                   7,801           160,898           306,888
                                                                       ---------         ---------         ---------
Loss from discontinued operations                                         (7,801)         (182,644)         (292,034)
Other income (expense), net                                                  182               696               215
                                                                       ---------         ---------         ---------
Loss from discontinued operations before income taxes                     (7,619)         (181,948)         (291,819)
Provision (benefit) for income taxes                                      (4,992)           (3,375)             (313)
                                                                       ---------         ---------         ---------
Net loss from discontinued operations                                  $  (2,627)        $(178,573)        $(291,506)
                                                                       =========         =========         =========
Net loss per share from discontinued operations:

  Basic                                                                $   (0.07)        $   (4.53)        $   (9.69)
                                                                       =========         =========         =========
  Diluted                                                              $   (0.07)        $   (4.53)        $   (9.69)
                                                                       =========         =========         =========
Shares used in net loss per share from discontinued operations:

  Basic                                                                   39,788            39,442            30,077
                                                                       =========         =========         =========
  Diluted                                                                 39,788            39,442            30,077
                                                                       =========         =========         =========


The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (In thousands)

                                   (Unaudited)


                                                                                      For the Period        Nine Months
                                                                                  from February 1, 2001        Ending
                                                                                    to March 26, 2001     October 31, 2000
                                                                                  ---------------------   ----------------
Cash flows from operating activities:

  Net loss from discontinued operations                                                 $  (2,627)           $(291,506)

Adjustments to reconcile net income to net cash from operating activities:

  Depreciation                                                                                 --               18,181
  Amortization                                                                                 --               17,993
  Stock compensation                                                                           --                1,539
  Write-off of acquired in-process research & development                                      --               66,250
  Impairment of goodwill and other intangibles                                                 --              117,065
  Deferred tax benefit related to write-off of intangibles                                     --               (2,426)
  Decrease in allowance for doubtful accounts                                              (5,573)              (1,986)
  Changes in assets and liabilities:
    Accounts receivable                                                                    10,725               40,349
    Inventory                                                                                 183                 (729)
    Other assets                                                                              544               11,622
    Accounts payable                                                                           --                1,588
    Accrued and other liabilities                                                         (11,394)              (6,050)
    Deferred revenue                                                                           --               (3,355)
                                                                                        ---------            ---------
      Net cash used in discontinued operating activities                                   (8,142)             (31,465)
                                                                                        ---------            ---------
Cash flows from investing activities:

 Sales of short-term investments                                                              188               24,012
 Purchases of property and equipment                                                           --              (13,711)
 Merger with GigaPixel Corporation                                                             --                5,319
                                                                                        ---------            ---------
      Net cash provided by investment activities                                              188               15,620
                                                                                        ---------            ---------
Cash flows from financing activities:

  Proceeds from issuance of common stock, net                                                  --                2,238
  Principal payments of capitalized lease obligations, net                                     --                 (588)
  Proceeds on short-term debt, net                                                             --                5,983
                                                                                        ---------            ---------
      Net cash provided by financing activities                                                --                7,633
                                                                                        ---------            ---------
Net decrease in cash and cash equivalents                                                  (7,954)              (8,212)
Cash and cash equivalents at beginning of period                                            9,391               41,818
                                                                                        ---------            ---------
Cash and cash equivalents at end of period                                              $   1,437            $  33,606
                                                                                        =========            =========


The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and its Significant Accounting Policies:

        3dfx Interactive, Inc. ("3dfx") was incorporated in California on August 24, 1994. 3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms. 3dfx has subsidiaries in the United States, Mexico and other key markets in the world. The condensed consolidated financial statements include the financial statements of 3dfx and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

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

        As described below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind up its affairs and dissolve. Accordingly, all activities of 3dfx as of March 27, 2001 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. See "Activities While in Liquidation" below. Additionally, 3dfx's common stock has been delisted from the NASDAQ National Market effective May 16, 2001.

Asset Sale and Plan of Dissolution

        On December 15, 2000, 3dfx entered into an asset purchase agreement with nVidia Corporation ("nVidia") and a subsidiary of nVidia ("nVidia Sub") under which nVidia Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, nVidia Sub agreed to pay 3dfx $70.0 million in cash and 2,000,000 shares (on a post-split basis) of registered nVidia common stock, subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, nVidia Sub loaned to 3dfx $15.0 million in cash for working capital.

        The asset sale to nVidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to nVidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and nVidia caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement and it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if nVidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx receives the post-closing cash payment, the 2,000,000 shares of nVidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. In August 2001, nVidia's board of directors approved a two-for-one stock split of nVidia's common stock for stockholders of record on August 28, 2001, to be effected in the form of a 100% stock dividend. As a result of the stock split, and as indicated above,

3dfx is entitled to receive 2,000,000 shares of nVidia common stock, subject to the conditions set forth below.

        Irrespective of whether 3dfx receives a post-closing payment, the shares of nVidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. In the event the contingencies are not met and the remaining consideration from nVidia is not paid, 3dfx will have to explore other options, including filing for bankruptcy. As a result of the contingencies described above, the contingent receivable and related tax expense on the gain have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of October 31, 2001. The ultimate total of the value of nVidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.

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

        3dfx has substantially reduced its costs in order to conserve its resources. These cost cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001 and as selling, general, and administrative expense from March 27, 2001 to October 31, 2001.

Activities While in Liquidation

        During the nine months ended October 31, 2001, 3dfx disposed of most of its inventory and other assets held for sale through the asset purchase agreement with nVidia Sub as well as through sales to other parties. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

        During the nine months ended October 31, 2001, 3dfx terminated substantially all of its remaining employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases. At October 31, 2001, 3dfx had total future lease obligations of $13.8 million, of which $2.3 million has been accrued. At October 31, 2001, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations, which range from $0 to $11.5 million and therefore no amounts have been recorded for this contingent liability. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

        Changes in net liabilities for the period from March 27, 2001 to October 31, 2001 were a result of selling, general and administrative expenses of $11.1 million, which is comprised of operating expenses, accrued expenses and lease termination expense, partially offset by the forgiveness of liabilities, a decrease in the deferred tax asset of $35.0 million and the net gain on sale of assets to nVidia Sub of $1.5 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $14.3 million, which was comprised of the purchase by nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $12.8 million on sale and impairment of inventory and other assets held for sale.

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

Note 2 - Balance Sheet Components (in Thousands):

Inventory:

                                                      January 31, 2001
Raw materials                                             $ 1,972
Work in-process                                                70
Finished goods                                             20,316
                                                          -------
  Total inventory                                         $22,358
                                                          =======


Other assets held for sale:


                                                      January 31, 2001
Computer Equipment                                        $ 8,268
Purchased computer software                                 7,653
Furniture and equipment                                     4,428
Goodwill and other intangibles                             20,765
Other assets                                                4,131
                                                          -------
  Other assets held for sale                              $45,245
                                                          =======


Estimated Costs During Period of Liquidation:


                                                     October 31, 2001
Income taxes payable                                      $  265
Accrued salaries, wages and benefits                       1,407
Deferred tax liability                                        --
Accrued leases payable                                       406
Other accrued liabilities                                    878
                                                          ------
  Estimated costs during period of liquidation            $2,956
                                                          ======


Accrued Liabilities:


                                                     January 31, 2001
Income taxes payable                                      $    96
Accrued salaries, wages and benefits                        3,524
Deferred tax liability                                      4,735
Accrued leases payable                                         --
Other accrued liabilities                                   3,287
                                                          -------
  Accrued Liabilities                                     $11,642
                                                          =======


Note 3 - Net Loss Per Share:

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods presented.

Diluted loss per share was the same as basic loss per share for the three and nine months ended October 31, 2000. During the three and nine month periods ended October 31, 2000, options to purchase approximately 5,761,000 and 5,860,000 shares of common stock, respectively, were outstanding but not included in the calculation because they were anti-dilutive. In June 2001, 3dfx granted to Richard A. Heddleson, 3dfx's Chief Financial Officer, 800,000 stock options at an exercise price of $.38 per share. During the period from February 1, 2001 to March 26, 2001, options to purchase approximately 3,276,380 shares of common stock were outstanding but not included in the calculation because they were anti-dilutive.

Note 4 - Comprehensive Loss:

        Total comprehensive loss for the period February 1, 2001 to March 26, 2001 was $3.4 million, comprised of $700,000 from an unrealized loss on investment in 3Dlabs and net loss from discontinued operations of $2.7 million. Other comprehensive income (loss) for the three months ended October 31, 2000 was an unrealized loss of ($.6) million, representing a loss from investing activities, resulting in total comprehensive loss of ($179.2) million. Other comprehensive income (loss) for the nine months ended October 31, 2000 was an unrealized loss of ($3.9) million, representing a loss from investing activities, resulting in total comprehensive income (loss) of ($295.4) million.

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

        In February 2000 MCI Worldcom, Inc. filed a suit against STB Systems, Inc., a wholly owned subsidiary of 3dfx, in the 192nd District Court in Dallas County, Texas. The complaint involves a dispute over the amount owed by STB Systems, Inc. for services rendered by MCI Worldcom, Inc.

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

Asset Sale and Plan of Dissolution

        On December 15, 2000, 3dfx entered into an asset purchase agreement with nVidia and nVidia Sub under which nVidia Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, nVidia Sub agreed to pay 3dfx $70.0 million in cash and 2,000,000 shares (on a post-split basis) of registered nVidia common stock, subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, nVidia Sub loaned to 3dfx $15.0 million in cash for working capital.

        The asset sale to nVidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to nVidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and nVidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if nVidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx receives the post-closing cash payment, the 2,000,000 shares of nVidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. In August 2001, nVidia's board of directors approved a two-for-one stock split of nVidia's common stock for stockholders of record on August 28, 2001, to be effected in the form of a 100% stock dividend. As a result of the stock split, and as indicated above 3dfx is entitled to receive 2,000,000 shares of nVidia's common stock, subject to the conditions set forth below.

        Irrespective of whether 3dfx receives a post-closing payment, the shares of nVidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. In the event the contingencies are not met and the remaining consideration from nVidia is not paid, 3dfx will have to explore other options, including filing for bankruptcy. As a result of the contingencies described above, a contingent receivable and related tax expense on the gain have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of October 31, 2001. The ultimate total of the value of nVidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.

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

        3dfx has substantially reduced its costs in order to conserve its resources. These cost cutting measures include a reduction of a significant portion of 3dfx's workforce, reduction in office space and other efforts to reduce non-essential expenses. 3dfx has also been providing manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the sale or shut-down of that facility. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001 and as selling, general, and administrative expense from March 27, 2001 to October 31, 2001.

Activities While in Liquidation

        During the nine months ended October 31, 2001, 3dfx disposed of most of its inventory and other assets held for sale through the asset purchase agreement with nVidia Sub as well as through sales to other parties. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

        During the nine months ended October 31, 2001, 3dfx terminated substantially all of its remaining employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and equipment leases. At October 31, 2001, 3dfx had total future lease obligations of $13.8 million, of which $2.3 million has been accrued. At October 31, 2001, 3dfx was still in negotiations to settle certain remaining leases under which they have contingent contractual obligations, which range from $0 to $11.5 million and therefore no amounts have been recorded for this contingent liability. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

        Changes in net liabilities for the period from March 27, 2001 to October 31, 2001 were a result of selling, general and administrative expenses of $11.1 million, which is comprised of operating expense, accrued expenses and lease termination expense, partially offset by the forgiveness of liabilities, a decrease in the deferred tax asset of $35.0 million and the net gain on sale of assets to nVidia Sub of $1.5 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $14.3 million, which was comprised of the purchase by nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $12.8 million on sale and impairment of inventory and other assets held for sale.

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

Statement of Changes in Net Liabilities in Liquidation

        During the period from March 27, 2001 to April 30, 2001, 3dfx incurred selling, general and administrative costs of $3.9 million and recorded a decrease in deferred tax asset of $35.0 million. During this period 3dfx also incurred a net gain on sale of assets held for sale of $3.2 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to nVidia Sub of $14.3 million, which was comprised of the purchase by nVidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and
(b) losses of $11.1 million on sale and impairment of inventory and other assets held for sale.

        During the quarter ended July 31, 2001, 3dfx incurred selling, general and administrative expenses of $5.9 million, which were comprised of equipment expense, including current period lease payments and the accrual of certain future lease payments, personnel expense and the accrual of future anticipated salary, severance and associated benefit expenses, current period facilities expenses and current period legal, banking and other professional service expenses, offset by discounts received from vendors. In addition, 3dfx incurred an additional $900,000 in losses on the sale of and impairment of assets held for sale during the quarter ended July 31, 2001. Not included in the accrual of future expenses were approximately $12.0 million in facilities lease payments on properties that 3dfx is currently attempting to sublease. In addition, as a result of the contingencies described above relating to the receipt of the remaining consideration from Nvidia, the contingent receivable and related tax expense on the gain resulting from the asset sale have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of July 31, 2001.

        During the quarter ended October 31, 2001, 3dfx incurred selling, general and administrative expenses of $1.3 million, which were comprised of current period facilities expenses, severance and associated benefit expenses for employees of STB de Mexico, payment of unaccrued income taxes in the United Kingdom and lease termination expenses associated with the Company's facility in Belfast, Northern Ireland, and current period legal, and other professional service expenses, offset by discounts received from vendors. In addition, 3dfx incurred an additional $767,000 in losses on the sale and impairment of assets held for sale during the quarter ended October 31, 2001. Not included in the accrual of future expenses were approximately $11.5 million in facilities lease payments on properties that 3dfx is currently attempting to assign. In addition, as a result of the contingencies described above relating to the receipt of the remaining consideration from Nvidia, the contingent receivable and related tax expense on the gain resulting from the asset sale have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of October 31, 2001.

Liquidity and Capital Resources

        As of October 31, 2001, 3dfx had cash, and cash equivalents of $2.6 million.

        On April 18, 2001, 3dfx completed the sale of substantially all of its assets to nVidia Sub and at the closing received cash in the net amount of $55.0 million pursuant to an asset purchase agreement. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to nVidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities. Subject to 3dfx in the future satisfying certain additional conditions provided for in the asset purchase agreement, nVidia Sub is obligated to pay to 3dfx 2,000,000 shares of common stock of nVidia (taking into account the stock split effected by nVidia in August 2001) or a combination of up to $25.0 million in cash and a lesser number of shares of nVidia common stock. 3dfx is also seeking to liquidate its remaining assets.

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

        3dfx cannot determine at this time the amount of or whether there will be any distributions to its shareholders because that determination depends on a variety of factors, including, but not limited to, the value of 3dfx's remaining assets, the amount of 3dfx's and its subsidiaries' known and unknown debts and liabilities (including those relating to real estate leases) to be paid in the future, the resolution of pending litigation and other contingent liabilities, general business and economic conditions and other matters. Examples of uncertainties that could reduce the value or eliminate distributions to 3dfx shareholders include the following:

        - 3dfx will be entitled to receive an advance of up to $25.0 million from nVidia Sub only if the advance will pay 3dfx's and its subsidiaries' remaining debts and liabilities. If the advance is made, the number of shares of common stock of nVidia receivable by 3dfx from the asset sale will be reduced.

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

        - If the resolution of pending or future litigation results in greater than anticipated liabilities or expenses.

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

        In February 2000 MCI Worldcom, Inc. filed a suit against STB Systems, Inc., a wholly owned subsidiary of 3dfx, in the 192nd District Court in Dallas County, Texas. The complaint involves a dispute over the amount owed by STB Systems, Inc. for services rendered by MCI Worldcom, Inc.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               None

        (b) Reports on Form 8-K

                (i) Current Report on Form 8-K filed on August 3, 2001 disclosing the settlement of the lawsuit between 3dfx and CagEnt Technologies, Inc. on August 2, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 14, 2001

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