Form 10-K
period 2002-01-31
3DFX INTERACTIVE INC
filed 2002-06-14
CIK 1010026

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2002

                                       or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to      .

                        Commission File Number: 000-22651

                             3DFX INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)

                            CALIFORNIA                                                   77-0390421
                 (State or other jurisdiction of                          (I.R.S. employer identification number)
               incorporation or organization)

                  P. O. BOX 60486, PALO ALTO, CA                                           94306
             (Address of principal executive office)                                     (Zip code)

       Registrant's telephone number, including area code: (650) 326-7995

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

Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on May 31, 2002 of $.24 per share as reported on the OTC Bulletin Board, was approximately $9,408,632. Shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of May 31, 2002, the registrant had outstanding 39,799,364 shares of common stock.

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

                                     PART I

ITEM 1. BUSINESS

      3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enabled an interactive and realistic 3D experience across multiple hardware platforms, but is now in the process of winding up its business. As discussed below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution and to sell certain of its assets to Nvidia US Investment Company ("Nvidia Sub"), a wholly owned subsidiary of Nvidia Corporation ("Nvidia"). 3dfx is continuing to wind up its affairs and dissolve.

     3dfx was incorporated in the State of California in August 1994.

SERIES B PREFERRED STOCK FINANCING


         On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock (the "Series B Financing"). The amount of the investment will be based on the sum at closing of 3dfx's fixed and determinable liabilities, maximum reasonably known undeterminable liabilities and anticipated expenses reasonably necessary to complete the liquidation, winding-up and dissolution of 3dfx. The agreement with SF Capital provides that once the amount of all of 3dfx's liabilities is determined, or if some liabilities are not determinable then the maximum amount of all undetermined liabilities shall be reasonably known to 3dfx and SF Capital, and subject to the satisfaction of certain other specified conditions, then SF Capital will place the purchase price for the shares of Series B Preferred Stock into escrow pending closing. The purchase price will be released to 3dfx from escrow, and the closing of the Series B Financing will occur, upon the satisfaction of conditions that 3dfx and SF Capital specify in the escrow agreement. The number of shares of Series B Preferred Stock of 3dfx issuable to SF Capital at closing will be equal to the quotient derived by dividing (x) the sum of the investment amount and a specified percent of the investment amount by (y) the average closing price of Nvidia common stock for the five trading days preceding the closing. The "specified percentage of the investment amount" referred to in the preceding formula ranges from 25% to 40%, and varies based on the price of Nvidia common stock preceding the closing (the higher the price of Nvidia common stock, the higher the "specified percentage of the investment amount").

         The Series B Preferred Stock will not be entitled to dividends, subject to redemption or conversion, and will have no voting rights, but it will have priority for payment upon the liquidation, winding-up or dissolution of 3dfx. If 3dfx is in the process of liquidating, dissolving or winding up, immediately upon its receipt of 500,000 or more shares of Nvidia common stock, 3dfx shall distribute to the holders of the Series B Preferred Stock, at 3dfx's election, either (i) $90 cash per share of Series B Preferred Stock or (ii) one share of Nvidia stock per share of Series B Preferred Stock (the "Liquidation Preference"). In the meantime, the prior written consent of the holders of not less than a majority of the outstanding shares of Series B Preferred Stock is required for 3dfx to make any dividends, distributions or redemptions on any other securities, or for 3dfx to issue any debt or equity securities, or for 3dfx to enter into any merger, sale of shares of capital stock having voting power with respect to 35% or more of its outstanding capital stock, or any transaction in which all or substantially all of the assets of 3dfx are sold. The holders of Series B Preferred Stock will have certain other rights designed to protect their investment in 3dfx. The stock purchase agreement with SF Capital is terminable if the funding amount exceeds the $35 million level or falls under the $25 million level, if the Nvidia closing price is equal to or less than $26, if the transaction fails to close within one year, if 3dfx is in material default of the agreement or if the Nvidia common stock is delisted from the Nasdaq National Market.

NVIDIA ASSET SALE TERMS

     On December 15, 2000, 3dfx entered into an asset purchase agreement with Nvidia and Nvidia Sub under which Nvidia Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, Nvidia Sub agreed to pay 3dfx $70.0 million in cash and 2,000,000 shares of registered Nvidia common stock (after giving effect to a recent Nvidia stock split), subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, Nvidia Sub loaned to 3dfx $15.0 million in cash for working capital.

     The asset sale to Nvidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to Nvidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and Nvidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if Nvidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx were to receive the post-closing cash payment, the 2,000,000 shares of Nvidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. 3dfx made arrangements to obtain the Series B Financing because it does not currently believe that it will satisfy all of the conditions to receipt of the post-closing cash payment from Nvidia sub.

     The 2,000,000 shares of Nvidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. In the event the remaining consideration from Nvidia is not paid, 3dfx will have to explore other options, including filing for bankruptcy. The ultimate total value of the Nvidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.

LIQUIDATION, WINDING UP AND DISSOLUTION

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

     During the one-year period ending January 31, 2002 (fiscal 2002), 3dfx substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, reduction in leased space and other efforts to reduce non-essential expenses. During this period, 3dfx also continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors of its facilities and equipment leases.

     The 3dfx plan of dissolution provides for the liquidation of 3dfx's remaining assets, the winding up of its business and operations, and its dissolution. To the extent that there are any remaining assets after the payment of, or the provision for the payment of 3dfx's and its subsidiaries' debts and liabilities, 3dfx will distribute the Liquidation Preference to the holders of the Series B Preferred Stock and any remaining assets will be distributed to its common shareholders.

     The plan of dissolution grants broad discretion and authority to 3dfx's board of directors in the administration of the plan of dissolution, including the engagement of employees and consultants to facilitate the dissolution of 3dfx, the provision for indemnification of 3dfx's directors and officers, payment of all of its and its subsidiaries' debts and liabilities, establishment of a liquidating trust and the determination of the timing and amount of distributions. Further, the plan of dissolution authorizes 3dfx's board of directors to do any and all things proper or convenient for the purpose of winding up, settling and liquidating the affairs of 3dfx, and to take such further actions and execute such documents as may in their judgment be necessary or desirable in order to wind up expeditiously the affairs of 3dfx and complete the liquidation thereof. In addition, the plan of dissolution provides that 3dfx's board of directors may amend the plan of dissolution, unless the board of directors determines that such amendment would materially and adversely affect shareholders' interests.

     The actual amount and timing of, and record dates for, any distributions to 3dfx's common shareholders are not known at this time. These matters will be determined in the sole discretion of the 3dfx board of directors or the trustees of the liquidating trust, as the case may be, and will depend upon a variety of factors, including whether and when the Series B Financing will close, whether 3dfx will be able to satisfy all conditions necessary to its receipt of the shares of Nvidia stock provided for under the Nvidia asset purchase agreement, the proceeds derived by 3dfx from the sale of its remaining assets, the ultimate amount of known and unknown debts and liabilities of 3dfx and its subsidiaries (including tax liabilities), the resolution of litigation, lease obligations and other contingent liabilities, and the amount of liquidation-related expenses that must be satisfied out of 3dfx's assets. Claims, liabilities and expenses continue to accrue, and 3dfx anticipates that expenses for professional fees and other expenses of liquidation will be significant. These expenses will reduce the amount of the assets available for distribution to 3dfx common shareholders.

     At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, 3dfx's liquidation expenses and all of its and its subsidiaries' debts and liabilities, as well as the distribution of the Liquidation Preference to the holders of the Series B Preferred Stock. 3dfx believes that it will shortly be in a position to voluntarily petition a California court to take jurisdiction over the final steps of its winding up. In connection with this judicial process, 3dfx expects that it will be able to finally determine the total amount of its liabilities, including the maximum amount of its undeterminable liabilities, and also expects that it will be able to close the Series B Financing and satisfy the conditions to its receipt of the shares of Nvidia stock. However, there can be no assurance as to the total amount of 3dfx's liabilities or whether it will be able to close the Series B Financing or satisfy the conditions to receiving the shares of Nvidia stock. If any of these or other matters cannot be satisfactorily resolved, 3dfx will have to explore other options, including filing for bankruptcy.

     Because of the uncertainties as to the settlement amount of 3dfx's and its subsidiaries' debts and liabilities, as well as the volatility in the market price of Nvidia's stock, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its common shareholders, if any. Only if there are assets remaining after the payment of all debts and liabilities, and the distribution of the Liquidation Preference, will 3dfx common shareholders receive a distribution of those assets.

     Assuming the Series B Financing is closed, following 3dfx's receipt of 500,000 or more shares of Nvidia common stock, 3dfx will be obligated to distribute the Liquidation Preference to the holders of the Series B Preferred Stock in advance of any distribution to 3dfx's common shareholders. Assuming 3dfx continues to hold shares of Nvidia common stock after it has distributed the Liquidation Preference, 3dfx may distribute shares of Nvidia common stock at or about the time of its dissolution directly to its common shareholders, or it may sell these shares in the open market or contribute the shares to a liquidating trust for the benefit of 3dfx's common shareholders. Further, 3dfx may elect to directly distribute shares of Nvidia common stock to some of its common shareholders, while distributing an equivalent per share value in cash to others who would otherwise be entitled to receive a fractional amount or small number of shares of Nvidia common stock. At this time, 3dfx is unable to provide specific information about the type or types of assets that 3dfx's common shareholders may receive or what the value of those assets might be at the time of distribution, if a distribution is made to 3dfx's common shareholders by 3dfx or a liquidating trust at all.

     The directors and officers of 3dfx will continue to oversee the liquidation, winding up and dissolution of 3dfx. However, the board of directors may determine that the use of a liquidating trust provides a better alternative for completing the liquidation process. If the assets and liabilities of 3dfx are to be transferred to a liquidating trust, a common shareholder distribution may be made immediately prior to such transfer, or alternatively, any common shareholder distributions would be made directly from the trust after the satisfaction of all of 3dfx's and its subsidiaries' debts and liabilities.

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

EMPLOYEES

     As of January 31, 2002, 3dfx had one employee, who was located in the United States.

ITEM 2. PROPERTIES

     3dfx leases approximately 77,805 square feet for its former headquarters in one building in San Jose, California pursuant to a lease that expires on April 30, 2007, with an option to extend the lease for an additional five-year term. 3dfx is also currently leasing offices in Austin, Texas (27,179 square feet expiring in August 2004). On April 19, 2002 3dfx reached a settlement with the lessor of its Mexican manufacturing facility that provides for the termination of the lease covering its 136,800 square foot manufacturing facility in Juarez, Mexico, among other things. The foregoing facilities exceed 3dfx's operating requirements and 3dfx is seeking to eliminate its lease obligations.

ITEM 3. LEGAL PROCEEDINGS

     3dfx is a party to the following legal proceedings involving certain collection matters against 3dfx. 3dfx does not dispute that certain amounts are owed to the parties that are pursuing these collection matters, but is attempting to seek resolution of payment terms that are mutually acceptable to the parties involved in each of these matters. There can be no assurance that such resolutions will be achieved.

ADVERSE PARTY                                     COURT                DATE INSTITUTED          FACTUAL BASIS AND RELIEF SOUGHT
-------------                                     -----                ---------------          -------------------------------

Aavid Thermalloy                              44th Judicial           November 8, 2000          Collection suit on unpaid invoices.
                                            District of Texas

Micron Semiconductor Products, Inc.            Santa Clara            August 17, 2000           Collection suit on unpaid contract.
                                             County Superior
                                                  Court

Quickturn Design Systems, Inc.                 Santa Clara            January 25, 2001          Collection suit on unpaid contract.
                                             County Superior
                                                  Court

Cadence Design Systems, Inc.                   Santa Clara            January 25, 2001          Collection suit on unpaid contract.
                                             County Superior
                                                  Court

California Micro Devices, Inc.                 Santa Clara           September 24, 2001         Collection suit on unpaid contract.
                                             County Superior
                                                  Court

Siliconware USA, Inc.                          Santa Clara              May 21, 2001            Collection suit on unpaid contract.
                                             County Superior
                                                  Court

Synopsis, Inc.                                 Santa Clara             August 20, 2001          Collection suit on unpaid contract.
                                             County Superior
                                                  Court

     In addition to these collection disputes, 3dfx is a party to litigation filed February 23, 2001 by Worldcom, Inc. in Dallas County on an open account for telephone services. The amount of damages stated in the petition was $1,389,000 plus interest and attorney's fees. Trial is set for October 14, 2002. 3dfx disputes Worldcom's claims and intends to vigorously defend itself in this matter.

     3dfx is also involved in litigation filed against it in the 192nd District Court on February 11, 2002 by Fortran Trust, 3dfx's lessor for its former headquarters in San Jose, California. The landlord filed for breach of lease in a tenant in possession action based on 3dfx's failure to pay rental amounts that are delinquent. 3dfx is seeking to negotiate a settlement of its lease obligations owed to Fortran Trust. The lessor also filed for and received from the court a Writ of Attachment on March, 8, 2002. The lessor is presently attempting to schedule a summary judgment hearing. Finally, a Default Judgment was entered in favor of CarrAmerica, 3dfx's lessor for its offices in Austin, Texas, on May 20, 2002 resulting from a lawsuit filed April 18, 2002 in the 261st Judicial District Court of Travis County, Texas. In order to set aside the default judgment, 3dfx would need to move for a new trial on or before June 19, 2002. If 3dfx does not seek a new trial by that time, the judgment becomes final. At that time, CarrAmerica may take steps to enforce that judgment against 3dfx. 3dfx is seeking to negotiate a settlement of its lease obligations owed to CarrAmerica.

     3dfx may also be a party to various other lawsuits. Although the amount of any liability that could arise with respect to these other proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from these other claims will not have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     3dfx common stock is currently traded on the over-the-counter bulletin board under the symbol "TDFX." Prior to May 16, 2001, 3dfx common stock was traded on the Nasdaq National Market under the symbol "TDFX." The following table sets forth for the periods from February 1, 2000 through May 15, 2001 the high and low per share sales price for 3dfx common stock as reported on the Nasdaq National Market and, for the period from May 16, 2001 through May 31, 2002, the range of high and low bid prices for 3dfx common stock as reported on the over-the-counter bulletin board. The quotations from the over-the-counter bulletin board reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                 NASDAQ
                                                         -----------------------
                                                            HIGH          LOW
                                                         ----------   ----------
FISCAL YEAR ENDED JANUARY 31, 2001
First quarter ........................................        13.44         8.13
Second quarter .......................................        10.38         6.69
Third quarter ........................................         7.75         2.97
Fourth quarter .......................................         4.52         0.09

FISCAL YEAR ENDED JANUARY 31, 2002
First quarter ........................................          .38          .22
Second quarter (through May 15, 2001) ................          .35          .30

                                                               OVER-THE-COUNTER
                                                                BULLETIN BOARD
                                                           -----------------------
                                                              HIGH          LOW
                                                           ----------   ----------
Second quarter (from May 16, 2001) .....................          .38          .26
Third quarter ..........................................          .40          .16
Fourth quarter .........................................          .71          .26

FISCAL YEAR ENDED JANUARY 31, 2003
First quarter ..........................................          .54          .26
Second quarter (through May 31, 2002) ..................          .34          .22

     On May 31, 2002, the last reported sale price of 3dfx's common stock on the OTC Bulletin Board was $.24 per share. As of May 31, 2002, there were approximately 505 holders of record of 3dfx's common stock.

DIVIDEND POLICY

     3dfx has never declared or paid cash dividends on its capital stock. However, assuming the closing of the Series B Financing, 3dfx will be obligated to make a distribution of the Liquidation Preference to the holders of the Series B Preferred Stock. In addition, under the terms of 3dfx's plan of dissolution, the 3dfx board of directors is authorized to make a distribution to common shareholders after paying or otherwise providing for all of 3dfx's expenses of liquidation and its debts and liabilities. Such a distribution may include cash and/or the distribution of shares of Nvidia common stock that may be received by 3dfx under the terms of the Nvidia asset purchase agreement. Because of the uncertainties as to the settlement amount of 3dfx's and its subsidiaries' debts and liabilities and due to the volatility of the market price of Nvidia stock, 3dfx cannot at this time determine the timing and amount of cash or stock distributions that may be made to its common shareholders, if any. Only if there are assets remaining after the payment of all debts and liabilities and the distribution of the Liquidation Preference will 3dfx common shareholders receive a distribution of those assets.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations" and the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

     On March 27, 2001 3dfx's shareholders approved a proposal to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to liquidate and wind up its affairs and dissolve. Accordingly, all activities of 3dfx as of and subsequent to March 27, 2001 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. 3dfx's consolidated statement of changes in net liabilities in liquidation for the period from March 27, 2001 to January 31, 2002 is set forth below.





                                                                              FOR THE PERIOD
                                                                             MARCH 27, 2001 TO
                                                                             JANUARY 31, 2002
                                                                             -----------------
STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION DATA:                   (in thousands)

Net assets in liquidation at March 27, 2001                                   $        20,457

Changes in net assets in liquidation                                                  (54,859)
                                                                              ---------------

Net liabilities in liquidation at January 31, 2002                            $       (34,402)
                                                                              ===============


     As a result of the vote by 3dfx's shareholders on March 27, 2001 to approve the proposal to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution, all activities of 3dfx prior to that date are presented as discontinued operations in the selected financial data below.

     Effective as of February 1, 1999, 3dfx changed its fiscal year from a fiscal year beginning January 1 and ending December 31, to a fiscal year beginning February 1 and ending January 31. References in this document to "fiscal 2001" means the year ended January 31, 2001, to "fiscal 2000" means the year ended January 31, 2000. The statement of discontinued operations data below reflects the following:

          o 3dfx took a $117.1 million charge for the impairment of goodwill and other intangible assets. 3dfx's results of discontinued operations for the year ended January 31, 2001 and financial position at January 31, 2001 reflect the impact of this charge. See Note 1 to Notes to Financial Statements for further discussion of the impairment charge.

          o 3dfx's merger with GigaPixel Corporation was consummated on July 21, 2000 and was treated as a purchase for financial reporting and accounting purposes. 3dfx's results of discontinued operations for the year ended January 31, 2001 and financial position at January 31, 2001 reflect the impact of the GigaPixel merger. See Note 3 to Notes to Financial Statements for further discussion of the GigaPixel merger.

          o 3dfx's merger with STB Systems, Inc., which was consummated on May 13, 1999 and was treated as a purchase for financial reporting and accounting purposes. 3dfx's results of discontinued operations for the year ended January 31, 2000 and financial position at January 31, 2000 reflect the impact of the STB merger. See Note 2 to Notes to Financial Statements for further discussion of the STB merger.

          o In July 1998, 3dfx reached a settlement with Sega in conjunction with a lawsuit which 3dfx filed against Sega in August 1997. Fiscal 1998 includes a one-time recognition of income based in the thousands on the settlement.

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

                                                   PERIOD FROM
                                                   FEBRUARY 1,      FISCAL YEAR ENDED                            FISCAL YEAR
                                                       2001            JANUARY 31,            MONTH ENDED      ENDED DECEMBER 31,
                                                   TO MARCH 26,   ------------------------    JANUARY 31,   -----------------------
                                                       2001          2001          2000          1999          1998         1997
                                                   ------------   ----------    ----------    -----------   ----------   ----------
STATEMENT OF DISCONTINUED OPERATIONS DATA:
Revenues ........................................           --    $  233,067    $  360,523    $   17,048    $  202,601   $   44,069
Cost of revenues ................................           --       242,989       287,872        14,527       119,618       22,611
                                                    ----------    ----------    ----------    ----------    ----------   ----------
Gross profit (loss) .............................           --        (9,922)       72,651         2,521        82,983       21,458
                                                    ----------    ----------    ----------    ----------    ----------   ----------
Operating expenses:
    Research and development ....................           --        65,394        66,062         3,340        34,045       12,412
    Selling, general and
      administrative ............................        7,801        89,106        63,468         4,614        35,441       11,390
    In process research and
    development .................................           --        66,250         4,302            --            --           --
    Amortization of goodwill and
        Other intangibles .......................           --        24,449        10,228            --            --           --
    Impairment of goodwill and other
       Intangibles ..............................           --       117,065            --            --            --           --
    Restructuring expense .......................           --            --         4,382            --            --           --
                                                    ----------    ----------    ----------    ----------    ----------   ----------
       Total operating expenses .................        7,801       362,264       148,442         7,954        69,486       23,802
                                                    ----------    ----------    ----------    ----------    ----------   ----------
Income (loss) from discontinued operations ......       (7,801)     (372,186)      (75,791)       (5,433)       13,497       (2,344)
Interests and other income
    (expense), net ..............................          182        (4,812)        2,180           322        15,869          630
                                                    ----------    ----------    ----------    ----------    ----------   ----------
Income (loss) from discontinued
operations before income taxes ..................       (7,619)     (376,998)      (73,611)       (5,111)       29,366       (1,714)
Provision (benefit) for income taxes ............       (4,992)      (36,472)      (10,324)       (1,636)        7,663           --
Net income (loss) from discontinued
operations ......................................   $   (2,627)   $ (340,526)   $  (63,287)   $   (3,475)   $   21,703   $   (1,714)
                                                    ==========    ==========    ==========    ==========    ==========   ==========
Basic net income (loss) per share from
discontinued operations .........................   $    (0.07)   $   (10.63)   $    (2.81)   $    (0.22)   $     1.45   $    (0.16)
                                                    ==========    ==========    ==========    ==========    ==========   ==========
Diluted net income (loss) per share
from discontinued operations ....................   $    (0.07)   $   (10.63)   $    (2.81)   $    (0.22)   $     1.33   $    (0.16)
                                                    ==========    ==========    ==========    ==========    ==========   ==========
Shares used in basic net income (loss)
from discontinued operations calculation ........       39,788        32,041        22,536        15,641        14,917       10,767
                                                    ==========    ==========    ==========    ==========    ==========   ==========
Shares used in diluted net income loss) from
discontinued operations calculation .............       39,788        32,041        22,536        15,641        16,353       10,767
                                                    ==========    ==========    ==========    ==========    ==========   ==========


                                                                AS OF JANUARY 31,                      AS OF DECEMBER 31,
                                             ---------------------------------------------------    -----------------------
                                                2002         2001          2000          1999          1998         1997
                                             ----------   ----------    ----------    ----------    ----------   ----------
BALANCE SHEET OF DISCONTINUED
OPERATIONS DATA:
Cash, cash equivalents and short-term
investments ..............................   $    1,090   $    9,391    $   65,830    $   94,957    $   95,980   $   34,921
Working capital ..........................           --       22,353        98,466       106,924       110,871       37,456
Total assets .............................        1,494      119,606       296,111       168,870       184,121       61,917
Other long-term liabilities ..............           --           --         1,881           416           284          546
Retained earnings (accumulated deficit) ..           --     (407,089)      (66,563)       (3,276)          199      (21,504)
Net liabilities in liquidation ...........       34,402           --            --            --            --           --
Total shareholders' equity ...............           --       22,353       187,234       123,018       126,313       44,274

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

     OVERVIEW

     3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enabled an interactive and realistic 3D experience across multiple hardware platforms, but is now in the process of winding up its business. As discussed below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution and to sell certain of its assets to Nvidia US Investment Company ("Nvidia Sub"), a wholly owned subsidiary of Nvidia Corporation ("Nvidia"). 3dfx is continuing to wind up its affairs and dissolve. Accordingly, all activities of 3dfx subsequent to March 27, 2001 are presented on a liquidation basis in the accompanying consolidated financial statements. Additionally, 3dfx's common stock was delisted from the NASDAQ National Market effective May 16, 2001.

SERIES B PREFERRED STOCK FINANCING

         On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock (the "Series B Financing"). The amount of the investment will be based on the sum at closing of 3dfx's fixed and determinable liabilities, maximum reasonably known undeterminable liabilities and anticipated expenses reasonably necessary to complete the liquidation, winding-up and dissolution of 3dfx. The agreement with SF Capital provides that once the amount of all of 3dfx's liabilities is determined, or if some liabilities are not determinable then the maximum amount of all undetermined liabilities shall be reasonably known to 3dfx and SF Capital, and subject to the satisfaction of certain other specified conditions, then SF Capital will place the purchase price for the shares of Series B Preferred Stock into escrow pending closing. The purchase price will be released to 3dfx from escrow, and the closing of the Series B Financing will occur, upon the satisfaction of conditions that 3dfx and SF Capital specify in the escrow agreement. The number of shares of Series B Preferred Stock of 3dfx issuable to SF Capital at closing will be equal to the quotient derived by dividing (x) the sum of the investment amount and a specified percent of the investment amount by (y) the average closing price of Nvidia common stock for the five trading days preceding the closing. The "specified percentage of the investment amount" referred to in the preceding formula ranges from 25% to 40%, and varies based on the price of Nvidia common stock preceding the closing (the higher the price of Nvidia common stock, the higher the "specified percentage of the investment amount").

     The Series B Preferred Stock will not be entitled to dividends, subject to redemption or conversion, and will have no voting rights, but it will have priority for payment upon the liquidation, winding-up or dissolution of 3dfx. If 3dfx is in the process of liquidating, dissolving or winding up, immediately upon its receipt of 500,000 or more shares of Nvidia common stock, 3dfx shall distribute to the holders of the Series B Preferred Stock, at 3dfx's election, either (i) $90 cash per share of Series B Preferred Stock or (ii) one share of Nvidia stock per share of Series B Preferred Stock (the "Liquidation Preference"). In the meantime, the prior written consent of the holders of not less than a majority of the outstanding shares of Series B Preferred Stock is required for 3dfx to make any dividends, distributions or redemptions on any other securities, or for 3dfx to issue any debt or equity securities, or for 3dfx to enter into any merger, sale of shares of capital stock having voting power with respect to 35% or more of its outstanding capital stock, or any transaction in which all or substantially all of the assets of 3dfx are sold. The holders of Series B Preferred Stock will have certain other rights designed to protect their investment in 3dfx. The stock purchase agreement with SF Capital is terminable if the funding amount exceeds the $35 million level or falls under the $25 million level, if the Nvidia closing price is equal to or less than $26, if the transaction fails to close within one year, if 3dfx is in material default of the agreement or if the Nvidia common stock is delisted from the Nasdaq National Market.

NVIDIA ASSET SALE TERMS

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

     On December 15, 2000, 3dfx entered into an asset purchase agreement with Nvidia and Nvidia Sub under which Nvidia Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, Nvidia Sub agreed to pay 3dfx $70.0 million in cash and 2,000,000 shares of registered Nvidia common stock (after giving effect to a recent Nvidia stock split), subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, Nvidia Sub loaned to 3dfx $15.0 million in cash for working capital.

     The asset sale to Nvidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to Nvidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and Nvidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if Nvidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx were to receive the post-closing cash payment, the 2,000,000 shares of Nvidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. Based on 3dfx's net liabilities balance of $34.4 million at January 31, 2002, 3dfx made arrangements to obtain the Series B Financing because it does not currently believe that it will satisfy all of the conditions to receipt of the post-closing cash payment from Nvidia Sub.

     The 2,000,000 shares of Nvidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. In the event the remaining consideration from Nvidia is not paid, 3dfx will have to explore other options, including filing for bankruptcy. The ultimate total value of the Nvidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.

     LIQUIDATION, WINDING UP AND DISSOLUTION

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

     At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, 3dfx's liquidation expenses and all of its and its subsidiaries' debts and liabilities, as well as the distribution of the Liquidation Preference to the holders of the Series B Preferred Stock. 3dfx believes that it will shortly be in a position to voluntarily petition a California court to take jurisdiction over the final steps of its winding up. In connection with this judicial process, 3dfx expects that it will be able to finally determine the total amount of its liabilities, including the maximum amount of its undeterminable liabilities, and also expects that it will be able to close the Series B Financing and satisfy the conditions to its receipt of the shares of Nvidia stock. However, there can be no assurance as to the total amount of 3dfx's liabilities or whether it will be able to close the Series B Financing or satisfy the conditions to receiving the shares of Nvidia stock. If any of these or other matters cannot be satisfactorily resolved, 3dfx will have to explore other options, including filing for bankruptcy.

     3dfx expects to continue to incur certain administrative and other costs associated with winding up its affairs. The amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's common shareholders. Further, if 3dfx or its subsidiaries are subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to 3dfx common shareholders. Because of the uncertainties as to the settlement amount of 3dfx's and its subsidiaries' debts and liabilities (including tax liabilities), as well as the volatility in the market price of Nvidia's stock, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its common shareholders, if any. Only if there are assets remaining after the payment of all debts and liabilities, and the distribution of the Liquidation Preference, will 3dfx common shareholders receive a distribution of those assets.

      3dfx has substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, reduction in leased space and other efforts to reduce non-essential expenses. During fiscal 2002, 3dfx also continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors of its facilities and equipment leases. 3dfx provided manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility until its lease of that facility was terminated in April 2002. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001, and as selling, general, and administrative expense from March 27, 2001 to January 31, 2002.

     ACTIVITIES WHILE IN LIQUIDATION

     During the year ended January 31, 2002 3dfx disposed of most of its inventory and other assets held for sale through the asset purchase agreement with Nvidia Sub as well as through sales to other parties. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

     During the year ended January 31, 2002, 3dfx terminated all but one of its employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and equipment leases. At January 31, 2002 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. At January 31, 2002, 3dfx had total future lease obligations of $6.6 million and lease termination costs of $4.0 million in the current fiscal year. On April 19, 2002, 3dfx reached a settlement with the lessor of its Mexican facility, which effectively reduced its contingent contractual obligations at that date from $5.0 million to $1.2 million. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to Nvidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

     Changes in net liabilities for the period from March 27, 2001 to January 31, 2002 were a result of selling, general and administrative expenses of $21.4 million, which is comprised of operating expense, accrued expenses and lease termination expense, partially offset by the forgiveness of liabilities, a decrease in the deferred tax asset of $35.0 million and the net gain on sale of assets to Nvidia Sub of $1.6 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to Nvidia Sub of $14.3 million, which was comprised of the purchase by Nvidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $12.7 million on sale and impairment of inventory and other assets held for sale.

     At January 31, 2002 3dfx had net liabilities in liquidation of $34.4 million. In light of the amount of 3dfx's liabilities, as well as contingencies relating to unknown or contingent liabilities, the closing the Series B Financing and Nvidia's delivery of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.

     STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

     During the period from March 27, 2001 to January 31, 2002, 3dfx incurred selling, general and administrative costs of $21.4 million, which were comprised of equipment expense, including current period lease payments and the accrual of future lease payments, personnel expense and the accrual of future anticipated salary, severance and associated benefit expenses, current period facilities expenses, lease termination expense, payment of unaccrued income taxes in the United Kingdom, and legal, banking and other professional service expenses, offset by discounts received from vendors. During this period 3dfx also recorded a decrease in deferred tax asset of $35.0 million and incurred a net gain on sale of assets held for sale of $1.6 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to Nvidia Sub of $14.3 million, which was comprised of the purchase by Nvidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $12.7 million on sale and impairment of inventory and other assets held for sale.

     The Series B Financing has not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of January 31, 2002 because the closing thereof is subject to the satisfaction of several closing conditions. 3dfx's receipt of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement has not been recorded in the accompanying consolidated statement of net liabilities in liquidation either, because obtaining the cash necessary to pay 3dfx's liabilities, which 3dfx intends to accomplish through the Series B Financing, is a condition to 3dfx being entitled to receive the shares of Nvidia stock.

     RESULTS OF DISCONTINUED OPERATIONS

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

     CRITICAL ACCOUNTING POLICIES

     Liquidation Accounting Basis. As of March 27, 2001, all activities of 3dfx are presented under the liquidation basis of accounting. Inherent in the liquidation basis of accounting are significant management estimates and judgment. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. The estimated net realizable values of assets and settlement amounts of liabilities represent our best estimate of the recoverable value of the assets and settlement amounts of liabilities. There can be no assurance, however, that we will be successful in selling the assets at their estimated net realizable value or in negotiating the estimated settlement amounts. In addition, the liquidation basis of accounting requires that we accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. While we believe our estimates are reasonable under the circumstances, if the length of our wind down period were to change or other conditions were to arise, actual results may differ from these estimates.

     LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2002, 3dfx had cash, and cash equivalents of $1.1 million.

     On April 18, 2001, 3dfx completed the sale of substantially all of its assets to Nvidia Sub and at the closing received cash in the net amount of $55.0 million pursuant to an asset purchase agreement. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to Nvidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities. 3dfx is seeking to liquidate its remaining assets.

     3dfx's principal anticipated liquidity requirements involve reaching settlements with its vendors in reduction of its accounts payable, as well as reaching mutually satisfactory settlements of its contractual dispute with Worldcom, Inc. and with the lessors to its remaining facilities and equipment leases. 3dfx is also seeking to assign or sublease its leased properties. In addition, unknown or contingent liabilities could require substantial cash resources. Management cannot reasonably estimate the amount of future obligations at this time. 3dfx is seeking to address each of the foregoing liquidity requirements, as well as the continuing expenses associated with the winding up of its business, with its remaining cash and other resources.

     On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital has agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock (the Series B Financing). The closing of the Series B Financing is subject to a number of conditions, some of which are beyond the control of 3dfx. 3dfx made arrangements to obtain the Series B Financing in order to provide the cash funding necessary to pay its liabilities and otherwise satisfy the requirements to the delivery of the Nvidia stock to 3dfx under the Nvidia asset purchase agreement. In addition, 3dfx sought the Series B Financing because it does not currently believe that it will satisfy all of the conditions to receipt of the post-closing cash payment provided for under the Nvidia asset purchase agreement. There can be no assurance that the Series B Financing will be successfully closed.

     At January 31, 2002 3dfx had net liabilities in liquidation of $34.4 million. In light of the amount of 3dfx's liabilities, as well as contingencies relating to unknown or contingent liabilities, the closing the Series B Financing and Nvidia's delivery of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.

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

3dfx CANNOT DETERMINE AT THIS TIME THE AMOUNT OF DISTRIBUTIONS TO ITS COMMON SHAREHOLDERS, OR WHETHER ANY DISTRIBUTIONS WILL BE MADE, BECAUSE THERE ARE A VARIETY OF FACTORS, SOME OF WHICH ARE OUTSIDE OF 3dfx'S CONTROL, THAT COULD AFFECT THE ABILITY OF 3dfx TO MAKE DISTRIBUTIONS TO ITS COMMON SHAREHOLDERS.

     3dfx cannot determine at this time the amount of or whether there will be any distributions to its common shareholders because that determination depends on a variety of factors, including, but not limited to, whether and when the Series B Financing will close, whether and when Nvidia will deliver the shares of Nvidia common stock provided for under the Nvidia asset purchase agreement, whether the value of 3dfx's remaining assets, the amount of 3dfx's and its subsidiaries' known and unknown debts and liabilities (including those relating to leases) to be paid in the future, the resolution of pending litigation and other contingent liabilities, general business and economic conditions and other matters. Examples of uncertainties that could reduce the value or eliminate distributions to 3dfx common shareholders include the following:

     o Whether and when the Series B Financing will close, which is subject to a number of conditions, including (i) the period of time required to calculate the amount of 3dfx's fixed and determinable liabilities and the maximum amount of any undetermined 3dfx liabilities (ii) the satisfaction of certain of conditions necessary for SF Capital to fund the escrow contemplated by the stock purchase agreements and (iii) the satisfaction of any further conditions that 3dfx and SF Capital may specify in the related escrow agreement.

     o Whether and when 3dfx will satisfy the conditions to the delivery of shares of Nvidia common stock set forth in the Nvidia asset purchase agreement, which shares are only deliverable to 3dfx upon the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved.

     o The procedures and uncertainties relating to the contemplated judicially administered winding up proceedings for 3dfx.

     o    The volatility in the market price of Nvidia stock.

     o Delays in completing the dissolution of 3dfx could result in additional expenses and result in no distributions to 3dfx common shareholders.

     o The amount of 3dfx's and its subsidiaries' debts and liabilities and the estimate of the costs and expenses of 3dfx's dissolution, including any tax liabilities. If actual debts, liabilities, costs and expenses exceed 3dfx's expectations, actual net proceeds will be reduced and may result in no distribution to common shareholders at all.

     o If liabilities of 3dfx or its subsidiaries that are unknown or contingent later arise or become fixed in amounts that are greater than anticipated.

     o If the resolution of pending or future litigation results in greater than anticipated liabilities or expenses.

     o    A decline in the value of Nvidia's common stock.

      For the foregoing reasons, there can be no assurance that there will be any distribution to common shareholders, even if the asset sale is completed.

3dfx MAY NOT BE ABLE TO SATISFY ITS DEBT OBLIGATIONS AND MAY FILE OR BE FORCED INTO BANKRUPTCY BY ITS CREDITORS.

     3dfx may not be able to successfully close the Series B Financing, in which event it would not have funds adequate to satisfy all of its known and unknown debts and liabilities. In the event 3dfx is unable to pay its outstanding debts and liabilities in the near future, 3dfx's creditors may be able to attach 3dfx assets and may force 3dfx into involuntary bankruptcy. Further, in the event that 3dfx is unable to pay or otherwise provide for its debts and obligations, there will be no assets available for distribution to 3dfx's common shareholders.

THE TIMING OF THE DISSOLUTION OF 3dfx IS NOT KNOWN AND THEREFORE 3dfx CANNOT DETERMINE THE TIMING OF ANY DISTRIBUTIONS TO ITS COMMON SHAREHOLDERS.

     Several factors affect the timing of 3dfx's ability to dissolve, including 3dfx's ability to determine the amount of its and its subsidiaries' known and unknown debts and liabilities and 3dfx's ability to resolve litigation and other contingent liabilities, 3dfx's ability to close the Series B Financing and 3dfx's ability to satisfy the conditions to Nvidia's delivery of the shares of Nvidia common stock provided for under the Nvidia asset purchase agreement. In addition, 3dfx believes that it will shortly be in a position to voluntarily petition a court to take jurisdiction over the final steps of its winding up. There are a number of procedures and uncertainties relating to judicially administered winding up proceedings that could have the effect of lengthening the time before which 3dfx is able to dissolve. Any delay in the dissolution of 3dfx will result in a delay in making distributions, if any, to 3dfx common shareholders.

3dfx IS UNABLE TO SPECIFY THE TYPE OF ASSETS THAT MAY BE DISTRIBUTED TO 3dfx'S COMMON SHAREHOLDERS, IF ANY DISTRIBUTION IS MADE.

     3dfx may distribute the shares of Nvidia common stock received by it upon its dissolution directly to its common shareholders, or it may sell these shares in the open market or contribute the shares to a liquidating trust for the benefit of 3dfx's common shareholders. Further, 3dfx may elect to directly distribute shares of Nvidia common stock to some of its common shareholders, while distributing an equivalent per share value in cash to others who would otherwise be entitled to receive a fractional amount or small number of shares of Nvidia common stock. At this time, 3dfx is unable to provide specifics about the type of assets that 3dfx's common shareholders may receive or what the value of those assets might be at the time of distribution.

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

3dfx'S COMMON STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET EFFECTIVE MAY 16, 2001.

     As a result of the decline in the trading price of 3dfx's common stock, 3dfx's common was delisted from the Nasdaq National Market effective as of the opening of business on May 16, 2001. 3dfx's common stock is currently traded in over-the-counter bulletin board (OTCBB) of the National Association of Securities Dealers, Inc. The delisting of 3dfx's common stock means that, among other things, fewer investors have access to trade 3dfx's common stock, which may have resulted in reduced demand for the stock. In addition, 3dfx's common stock is currently subject to penny stock regulations. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of 3dfx's common stock may find it difficult to sell their shares of common stock, which can adversely affect the market price of 3dfx's common stock.

IF 3dfx IS UNABLE TO FILE ITS SEC REPORTS IN A TIMELY MANNER, ITS COMMON STOCK WILL BE REMOVED FROM THE OTCBB.

     While 3dfx will continue to endeavor to make all required filings with the Securities and Exchange Commission (SEC) in a timely manner in accordance with OTCBB rules, 3dfx may not be able to do so. If that occurs, 3dfx's common stock will be removed from the OTCBB and quoted on the National Quotation Bureau's pink sheets. This would be likely to further reduce demand for 3dfx's common stock, which could result in inadequate trading volumes to provide liquidity and could cause 3dfx's stock price to further decrease.

ONCE 3dfx IS DISSOLVED OR ALL OF ITS ASSETS ARE TRANSFERRED TO A LIQUIDATING TRUST, IT WILL CLOSE ITS STOCK TRANSFER BOOKS AND NO TRANSFER OF 3dfx'S COMMON STOCK WILL BE RECORDED.

     Once 3dfx is dissolved or all of its assets are transferred to a liquidating trust, it will close its stock transfer books and no transfer of 3dfx's common stock will be recorded. Thereafter, certificates representing 3dfx common stock will not be assignable or transferable on 3dfx's books except by will, intestate succession or operation of law. The equity interests of all of 3dfx's shareholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date for the distribution of all remaining assets of 3dfx, and after the final record date, any distributions made by 3dfx will be made solely to the common shareholders of record on such date, except as may be necessary to reflect subsequent transfers recorded on 3dfx's books as may be necessary to reflect subsequent transfers of 3dfx's common stock as a result of any assignments by will, intestate succession or operation of law. For any other trades after the final record date, the seller and purchaser of 3dfx's stock will need to negotiate and rely on contractual obligations between themselves with respect to the right to a liquidating distribution arising from ownership of 3dfx's common stock.

3dfx IS AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO ITS STOCK PRICE VOLATILITY.

     Historically, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. 3dfx may be the target of litigation like this. Securities litigation would result in substantial costs and divert management's attention and resources, which would seriously harm 3dfx's ability to complete its dissolution and may reduce or eliminate the assets available for distribution to 3dfx common shareholders.

3dfx MAY BE SUBJECT TO CLAIMS OF FRAUDULENT CONVEYANCE BY 3dfx'S CREDITORS.

     3dfx has incurred substantial indebtedness. Under federal and state fraudulent conveyance statutes in a bankruptcy, reorganization or rehabilitation case or similar proceeding or a lawsuit by unpaid creditors of 3dfx, under certain circumstances, such a court could void the asset sale to Nvidia Sub or the sale of its remaining assets and/or take other action detrimental to 3dfx and its shareholders.

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

3dfx MAY BE UNABLE TO NEGOTIATE SETTLEMENTS WITH RESPECT TO ITS REMAINING LIABILITIES.

     3dfx is currently in the process of negotiating settlements with respect to its and its subsidiaries' remaining debts and liabilities which include property and equipment leases, a contractual dispute with Worldcom and certain trade payables. If 3dfx is unable to successfully negotiate satisfactory resolutions of these matters, it will have less or no cash proceeds to distribute to its common shareholders.

3dfx WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH REPORTING REQUIREMENTS UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT").

     3dfx is obligated to comply with applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome. The Exchange Act provides for an exemption which allows an issuer to terminate its reporting obligations under the Exchange Act if it has less than 300 record holders or less than 500 record holders and its total assets have not exceeded $10.0 million on the last day of each of the issuer's most recent three fiscal years. At this time, 3dfx has approximately 500 record holders and has had in excess of $10.0 million in total assets for each of the last three fiscal years, except the fiscal year ended January 31, 2002. As such, 3dfx is unable to terminate its reporting obligations at this time. 3dfx cannot predict if, or when, it will meet the requirements for the exemption. The expenses for the preparation and filing of periodic reports will reduce the cash available for distribution to 3dfx common shareholders.

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

      Foreign currency exchange risk. Substantially all of 3dfx's expenses are denominated in U.S. dollars, and, as a result, 3dfx has relatively little exposure to foreign currency exchange risk. 3dfx does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event exposure to foreign currency risk increases, 3dfx may choose to hedge those exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements and supplemental data required by this item and set forth at the pages indicated in Item 14(a) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers and directors of 3dfx are as follows:

NAME                                    AGE                                      POSITION
--------------------------------       -----    ----------------------------------------------------------------------
Richard A. Heddleson............        51      President, Chief Executive Officer, Chief Financial Officer, Treasurer
                                                and Secretary
Gordon  A. Campbell(1)(2).......        57      Chairman of the Board of Directors
Alex Leupp .....................        62      Director
Scott D. Sellers................        33      Director
James L. Hopkins................        57      Director
James Whims (1)(2)..............        47      Director

----------
(1)  Member of Compensation Committee.

(2)  Member of Audit Committee.

     RICHARD A. HEDDLESON has served as Chief Financial Officer since October 2000 and as President, Chief Executive Officer, Treasurer and Secretary since May 2002. Prior to joining 3dfx, Mr. Heddleson served as Chief Financial Officer of Evoke Software Corporation from February 1997 to February 2000, and as Chief Financial Officer at Resumix, Inc. from April 1993 to June 1996.

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

     ALEX LEUPP served as President and Chief Executive Officer of 3dfx from December 1999 through February 2002 and has served as a director of 3dfx since October 1998. He is presently involved in organizing and financing a startup company. From December 1998 until November 1999, Mr. Leupp was President and Chief Executive Officer of Chip Express Corporation, a semiconductor company. Mr. Leupp spent 12 years with Siemens Microelectronics, Inc, a semiconductor company, where his most recent position was President and Chief Executive Officer.

     SCOTT D. SELLERS served as Chief Technical Officer of 3dfx from May 1999 through February 2002 and has served as a director of 3dfx since March 1995. He is presently involved in organizing and financing a startup company. Between August 1998 and May 1999, Mr. Sellers served as Senior Vice President, Product Development for 3dfx. Mr. Sellers co-founded 3dfx in August 1994 and served as Vice President, Research and Development from January 1995 to August 1998. Mr. Sellers was Principal Engineer at MediaVision Technology, Inc., a multimedia computer products company, from June 1993 to June 1994.

     JAMES L. HOPKINS has served as a director of 3dfx since 3dfx's merger with STB in May 1999. He is also currently serving as a director of Palomar Mountain Spring Water, Inc., a spring water retailer, Healthaxis Inc., a technology services firm that provides solutions for health benefit distribution and administration, Corel Corporation, a developer of creative and business applications software products, LNNi, Inc., an online legislative service, and Enseo, Inc., a developer of PC-based add in boards for video on demand, and Wavefly Corporation, a digital information hardware and software company. Mr. Hopkins served as Chairman of the Board and Chief Executive Officer of Micrografx, Inc. from October 2000 until October 2001. Prior to that position, Mr. Hopkins served as managing director of Hoak, Breedlove, Wesneski & Co., a Texas based "technology boutique" investment banking and financial services firm, from October 1999 until October 2000. Mr. Hopkins served as an officer of 3dfx from May 1999 (upon completion of the 3dfx/STB merger) to September 1999. Prior to the 3dfx/STB merger, Mr. Hopkins was the Chief Financial Officer and Vice President of Strategic Marketing for STB and served in these capacities since December 1994. Mr. Hopkins' responsibilities in these positions included directing European sales and marketing, managing specialized technology products and planning financial strategy.

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

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 (a) of the Exchange Act requires 3dfx's officers and directors, and persons who own more than 10% of a registered class of 3dfx's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission or SEC and the National Association of Securities Dealers, Inc. Such officers, directors and 10% shareholders are also required by SEC rules to furnish 3dfx with copies of all such forms that they file. Based solely on its review of the copies of such forms received by 3dfx, or written representations from some reporting persons that no Forms 5 were required for such persons, 3dfx believes that its officers, directors and ten percent shareholders have complied with all Section 16(a) filing requirements applicable to them in fiscal 2002, except that Richard A. Heddleson and Alex Leupp will be filing a Form 4 or 5 late.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Gordon Campbell and James Whims. No executive officer of 3dfx serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of 3dfx's board of directors or Compensation Committee.

COMPENSATION OF DIRECTORS

     The 3dfx Interactive, Inc. 1997 Director Option Plan (the "Director Plan") provides that options shall be granted to non-employee directors of 3dfx pursuant to an automatic nondiscretionary grant mechanism following each annual meeting of shareholders. As 3dfx did not hold an annual meeting of shareholders in fiscal 2002, no options were granted to directors in fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth for the years ended January 31, 2000, January 31, 2001 and January 31, 2002 the compensation earned by (a) 3dfx's Chief Executive Officer during the fiscal year ended January 31, 2002, (b) each of the other top four executive officers whose salary and bonus for the fiscal year ended January 31, 2002 was in excess of $100,000 for services rendered in all capacities to 3dfx for that year and (c) an individual for whom disclosure would have been provided pursuant to clause (b) but for the fact that the individual was not serving as an executive officer of 3dfx throughout the entire fiscal year ended January 31, 2002 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                     ANNUAL COMPENSATION                         COMPENSATION
                                         ------------------------------------------      ------------------------------
                                                                       OTHER ANNUAL       SECURITIES        ALL OTHER
                                 FISCAL     SALARY                     COMPENSATION       UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR      ($)(10)       BONUS($)         (1)           OPTIONS(#)(2)         ($)
-------------------------------  -----   ------------   ------------   ------------      ------------      ------------
Alex Leupp (3)(9)...............  2002   $    353,874             --             --                --                --
President, Chief Executive        2001        375,000   $     50,000   $      8,250                --                --
Officer and Director              2000         44,771         50,000          1,500           806,000(4)             --

Richard A. Heddleson (5)........  2002   $    258,813             --             --           800,000                --
Chief Financial Officer,          2001         63,462             --             --           325,000                --
Treasurer and Secretary           2000             --             --             --                --                --

Scott D. Sellers (9)............  2002   $    250,205             --             --                --                --
Executive Vice President, Chief   2001        260,000             --             --           186,000                --
Technical Officer and Director    2000        209,230         26,667             --           270,000                --

Richard Burns (6)...............  2002   $    289,128             --             --                --                --
Senior Vice President of World    2001        205,961         50,000        118,245(7)        230,000                --
Wide Sales                        2000        148,077         25,000         56,630            70,000                --

Stephen A. Lapinski (8).........  2002   $    239,588         96,000             --                --                --
Senior Vice President, World      2001        175,303        196,000             --           400,000                --
Wide Marketing                    2000             --             --             --                --                --

Alfred R. Woodhull (8)..........  2002   $     48,413             --             --                --                --
Senior Vice President of          2001        123,269        203,140             --           160,000                --
Engineering                       2000             --             --             --                --                --

----------

     (1)  Represents car allowances, except where otherwise indicated.

     (2) Except as otherwise indicated, these shares are subject to exercise under stock options granted under 3dfx's 1995 Employee Stock Plan.

     (3) Mr. Leupp became the President and Chief Executive Officer of 3dfx in December 1999 and resigned effective February 2002. Prior to that time he served as an independent director of 3dfx.

     (4) Included within the number of options granted to Mr. Leupp as indicated in the table above in fiscal 2000 are 6,000 options granted to him in his capacity as a director of 3dfx under the Director Plan.

     (5)  Mr. Heddleson joined 3dfx on October 24, 2000.

     (6)  Mr. Burns resigned from 3dfx in March 2001.

     (7)  Represents commission paid to Mr. Burns in fiscal year 2000.

     (8) Mr. Lapinski's and Mr. Woodhull's employment with 3dfx terminated without cause in March 2001.

     (9) Mr. Leupp's and Mr. Seller's employment with 3dfx terminated without cause in February 2002.

     (10) The salary figures for 2002 include, in each case other than Mr. Heddleson and Mr. Burns, severance payments ultimately deductible from the amount owed to each such executive upon payment by 3dfx of its fixed and ascertainable debts, as described in "--Employment Agreements, Severance Arrangements and Change in Control Arrangements."

                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information relating to stock options awarded to each of the Named Executive Officers during the year ended January 31, 2002. Except as otherwise noted, all such options were awarded under 3dfx's 1995 Employee Stock Plan.

                                                INDIVIDUAL GRANTS
                       ----------------------------------------------------------------------    POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF                                                                  ASSUMED ANNUAL RATES OF
                         SECURITIES         PERCENT OF                                                    STOCK PRICE
                         UNDERLYING       TOTAL OPTIONS        EXERCISE                                 APPRECIATION FOR
                           OPTIONS         GRANTED TO            PRICE                                   OPTION TERM (1)
                           GRANTED        EMPLOYEES IN            PER           EXPIRATION      ---------------------------------
NAME                      (2)(3)(4)       FISCAL 2002(5)         SHARE             DATE                5%                10%
--------------------   ---------------   ---------------    ---------------   ---------------   ---------------   ---------------

Richard A. Heddleson           800,000               100%   $          0.38            6/7/11   $       191,184   $       484,497

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

     (2) The option becomes fully vested and exercisable on the second business day immediately preceding the earlier of the record date for the initial distribution to 3dfx's common shareholders of shares of Nvidia common stock, or any proceeds derived from 3dfx's sale of such shares, or the contribution of all or a portion of 3dfx's assets to a liquidating trust, provided that Heddleson remains an employee of 3dfx on that date; provided, that (i) the option will fully vest in the event Mr. Heddleson's employment is terminated "without cause," as defined in Mr. Heddleson's employment agreement, and (ii) the option shall vest 50% in the event Mr. Heddleson's employment is terminated by reason of his death or total and permanent disability.

     (3) Options were granted at an exercise price equal to the fair market value of 3dfx's common stock on the date of grant. The exercise price may be paid by delivery of a promissory note payable to 3dfx on such terms as are acceptable to 3dfx in its discretion. In addition, the options may be exercised on a cashless basis through either (i) delivery of an irrevocable notice of exercise to a broker, with authorization for the broker to sell that number of shares necessary to cover the exercise price and any required federal income tax withholding; or (ii) "netting" the number of shares issued upon exercise of the option by that number of shares necessary to cover the exercise price and any required federal income tax withholding, based on the fair market value of such shares on the date of exercise.

     (4) These shares are subject to exercise under stock options granted under 3dfx's 1995 Employee Stock Plan.

     (5) The calculation is based on the aggregate number of options granted to employees in fiscal 2002.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth some information regarding exercises of stock options by the Named Executive Officers during the year ended January 31, 2002 and the stock options held as of January 31, 2002 by the Named Executive Officers.



                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED
                                SHARES                                  OPTIONS AT                       VALUE OF UNEXERCISED
                               ACQUIRED                              JANUARY 31, 2002                   IN-THE-MONEY OPTIONS AT
                                  ON                                       (#)(1)                       JANUARY 31, 2002 ($)(2)
                               EXERCISE           VALUE        ---------------------------------------------------------------------
NAMES                             (#)          REALIZED($)       EXERCISABLE     UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
-------------------------   --------------   ---------------   ---------------   ---------------   ---------------   ---------------
Alex Leupp ..............               --                --                --                --                --                --
Richard A. Heddleson ....               --                --                --           800,000                --   $        96,000
Scott D. Sellers ........               --                --                --                --                --                --
Richard Burns ...........               --                --                --                --                --                --
Stephen A. Lapinski .....               --                --                --                --                --                --
Alfred R. Woodhull ......               --                --                --                --                --                --

     (1) Options granted under 3dfx's 1995 Employee Stock Plan may be exercised by the holder thereof prior to vesting with the shares purchased thereby subject to repurchase by 3dfx until fully vested. The table presents options as exercisable according to the vesting schedule of the option.

     (2) Based upon the last sale price of 3dfx's common stock on January 31, 2002, $0.50 per share, minus the exercise price.

EMPLOYMENT AGREEMENTS, SEVERANCE ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     3dfx is a party to employment agreements with its former senior executive officers, including Alex Leupp, Scott Sellers, Stephen Lapinski, Richard Burns and Al Woodhull, and its remaining senior executive officer, Richard Heddleson. Other than Mr. Heddleson's employment agreement, which was effective as of April 19, 2001, these employment agreements were amended effective February 1, 2001. As amended, the employment agreements of Scott Sellers, Stephen Lapinski and Al Woodhull provide that each one of them is entitled to receive a lump sum payment equal to the sum of their base salary and 50% of their target bonus, less applicable deductions and withholdings, on the date that 3dfx shall have fully paid or caused to be paid or otherwise provided for (in a manner satisfactory to Nvidia) all fixed and ascertainable debts, obligations and liabilities of any nature. This payout will be reduced, however, by certain base salary and severance payments previously made. Alex Leupp's employment agreement features similar terms, but the lump sum payment equals 1.25 times the sum of his base salary and 50% of his target bonus. The foregoing employment agreements also provide COBRA premium reimbursement benefits.

     Mr. Burns was entitled to receive a lump sum severance benefit immediately upon termination of his employment under his employment agreement, as well as payment or reimbursement of COBRA premiums for 12 months following his termination.

     On March 9, 2001, Messrs. Woodhull and Lapinski were terminated by 3dfx without cause, and on March 2, 2001, Mr. Burns' employment with 3dfx expired pursuant to the terms of his employment agreement with 3dfx. In April 2001 Mr. Leupp's and Mr. Seller's employment with 3dfx were terminated without cause. Effective February 15, 2002, Mr. Leupp and Mr. Sellers resigned as officers of 3dfx, but both remain on the board of directors.

     The following table summarizes the salary and severance payments made to each of the indicated individuals from February 1, 2001 to the current date, as well as the remaining lump sum payment amount due to these individuals as of the date that 3dfx shall have fully paid its fixed and ascertainable debts:

                                                                                      AMOUNT OWED UPON PAYMENT OF FIXED AND
NAMES                                      SALARY AND SEVERANCE PAYMENTS MADE                  ASCERTAINABLE DEBTS
-----                                      ----------------------------------         -------------------------------------
Alex Leupp......................                    $ 400,749                                    $ 68,001
Scott D. Sellers................                      313,033                                      (1,100)
Stephen A. Lapinski.............                      255,728                                      32,372
Alfred R. Woodhull..............                       48,413                                     170,087

     Mr. Heddleson's employment agreement provided for a salary of $275,000 payable during the one-year period ending April 19, 2002, which salary is intended to compensate Mr. Heddleson through the date that his employment with 3dfx terminates. Mr. Heddleson's employment will terminate upon the complete liquidation and dissolution of 3dfx, if not terminated earlier with or without cause. If 3dfx terminates Mr. Heddleson without cause, he will receive immediate vesting of the 800,000 share stock option granted to him contemporaneous with the employment agreement. If Mr. Heddleson is terminated for cause or if he resigns, all stock option vesting and benefits will cease as of such date. If 3dfx's assets are transferred to a liquidating trust, Mr. Heddleson has agreed pursuant to the employment agreement to serve as trustee of such trust on such terms as are mutually acceptable to Mr. Heddleson and 3dfx.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of May 31, 2002 information regarding the beneficial ownership of 3dfx's outstanding common stock by:

     o Each person known by 3dfx to own beneficially more than 5% of the outstanding common stock

     o    Each director and each Named Executive Officer

     o    All directors and executive officers of 3dfx as a group

     The following calculations of the percentage of outstanding shares are based on 39,799,364 shares of 3dfx's common stock outstanding as of May 31, 2002.

     Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Information for each five percent shareholder is derived solely from filings with the SEC on or before May 31, 2002.

     Shares of the common stock subject to options that are presently exercisable or exercisable within 60 days of May 31, 2002 are deemed outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. These options are separately set forth below in the column titled "Options."

NAME AND ADDRESS(1)                                     SHARES            OPTIONS        TOTAL        PERCENTAGE
--------------------------------------------------   ------------      ------------   ------------   ------------

FIVE PERCENT SHAREHOLDERS:

David T. Lu ......................................      3,223,339                --      3,223,339            8.1%
   1117 E. Putnam Ave. #320
   Riverside, CT 06878

David A. Rocker (2) ..............................      3,587,590                --    . 3,587,590            9.0%
   c/o Rocker Partners, L.P.
   45 Rockefeller Plaza, Suite 1759
   New York, New York 10111

John C.O. Bryant .................................      3,139,120                --    . 3,139,120            7.9%
   101 N. Jay Street
   Middleberg, Virginia 20118

DIRECTORS AND OFFICERS:

Alex Leupp .......................................             --                --             --             --
Gordon A. Campbell ...............................        381,632(3)         88,417        470,049            1.2%
James Whims ......................................          2,400            71,500         73,900              *
James L. Hopkins .................................          2,498           100,485        102,983              *
Scott D. Sellers .................................        202,200                --        202,200              *
Richard A. Heddleson .............................             --                --             --             --
All executive officers and directors as a
group (6) persons) ...............................        588,730           260,402        849,132            2.1%

----------

     *    Less than 1%.

     (1)  Except as otherwise noted, address is c/o 3dfx Interactive, Inc.,
          P. O. Box 60486, Palo Alto, CA 94306.

     (2)  Information with respect to David A. Rocker was obtained from a
          Schedule 13G filed with the SEC, which indicates that Mr. Rocker has sole dispositive power over all of the shares indicated by virtue of his position as the sole managing partner of Rocker Partners, L.P., and through Rocker Offshore Management Company, Inc., an investment advisor to Compass Holdings, Ltd.

     (3) Includes 77,084 shares held by Techfarm, L.P., 3,854 held by Techfarm Management Inc. (dba Techfarm, Inc.), and 300,694 shares held by Gordon A. Campbell. Mr. Campbell is President of Techfarm, Inc., the general partner of Techfarm, L.P. ("Techfarm"), and Mr. Campbell disclaims beneficial ownership of the shares held by Techfarm, L.P. and Techfarm Management Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 2000, 3dfx sold the Specialized Technology Group (STG), a business unit that provides digital video products, multi-output MPEG decoder cards and multi-monitor display adapters to a company of which Vanessa Ogle is President, Enseo, Inc. ("Enseo"). Ms. Ogle is a former employee of 3dfx and is the daughter of William E. Ogle. Mr. Ogle served as the Executive Vice President and Vice Chairman of the board of directors of 3dfx until he resigned these positions in January 2000. Mr. Hopkins is currently a director of Enseo, but did not serve Enseo in any capacity at the time of the sale transaction. The transaction was accounted for as an asset sale, comprised primarily of inventory and accounts receivable, in a leveraged buyout by the STG management group. 3dfx maintained a minority equity interest in Enseo following the sale. The amount of the transaction was $5.1 million, and as a result, 3dfx recorded a note receivable in the amount of $3.0 million ($1.5 of which has been assigned to Mr. Ogle, as described below). The note is payable in accordance with a payment schedule, beginning February 1, 2001 and concluding November 1, 2004. The note is currently in default and 3dfx is in discussions with Enseo with respect to this matter.

     3dfx and William Ogle, a former Executive Vice President and Vice Chairman of the Board of Directors until his resignation in January 2000, brought claims against each other before the American Arbitration Association relating to the employment agreement, as amended, between the parties and other matters relating to Mr. Ogle's relationship with 3dfx. On November 29, 2000, 3dfx and Mr. Ogle executed a Settlement Agreement and Mutual Release, which was approved by the arbitrator on December 4, 2000. Pursuant to the terms of the settlement agreement, 3dfx paid Mr. Ogle $300,000 as a parachute payment pursuant to his employment agreement with 3dfx, and released Mr. Ogle from all obligations under his employment agreement. In lieu of making the $300,000 parachute payment to Mr. Ogle, 3dfx transferred a condominium owned by 3dfx and all personal property therein to Mr. Ogle, as well as paid to Mr. Ogle an amount equal to all unpaid taxes and assessments accrued or accruing for the fiscal year 2000, pro-rated to November 29, 2000. Additionally, beginning in February 2001, 3dfx assigned 50% of all future principal and interest payments payable by Enseo under that certain promissory note dated March 1, 2000, executed by Enseo in favor of 3dfx in the principal amount of $3.0 million. 3dfx also agreed that any indemnification agreements executed between 3dfx or STB and Mr. Ogle will remain in full force and effect as it relates to claims asserted against Mr. Ogle in his capacity as an officer or director of 3dfx or STB for acts taking place prior to Mr. Ogle's resignation.

     3dfx believes that the transactions set forth above were made on terms no less favorable to 3dfx than could have been obtained from unaffiliated third parties. All future transactions between 3dfx and its officers, directors, principal shareholders and their affiliates will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to 3dfx than could be obtained from unaffiliated third parties.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements.

The following financial statements are filed as part of this Report.

                                                                                                                PAGE
                                                                                                                ----
Report of Independent Accountants.............................................................................   F-1
Consolidated Statement of Net Liabilities in Liquidation......................................................   F-2
Consolidated Balance Sheet of Discontinued Operations as of January 31, 2001 .................................   F-3
Consolidated Statement of Changes in Net Liabilities in Liquidation...........................................   F-4
Consolidated Statements of Discontinued Operations for the years ended January 31, 2000, January 31, 2001
and for the period from February 1, 2001 to March 26, 2001....................................................   F-5
Consolidated Statements of Shareholders' Equity of Discontinued Operations for the years ended
January 31, 2000, January 31, 2001 and for the period from February 1, 2001 to March 26, 2001.................   F-6
Consolidated Statements of Cash Flows of Discontinued Operations for the years ended January 31, 2000,
January 31, 2001 and for the period from February 1, 2001 to March 26, 2001...................................   F-7
Notes to Consolidated Financial Statements....................................................................   F-8

         (a)(2)   Financial Statement Schedules.

Report of Independent Accountants on Financial Statement Schedule.............................................   S-1
Schedule II Valuation and Qualifying Accounts for the years ended January 31, 2000, January 31, 2001 and
for the period from February 1, 2001 to March 26, 2001........................................................   S-2

         (b)      Reports on Form 8-K.

                  No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

         (c)      Exhibits.

            EXHIBIT
            NUMBER                         DESCRIPTION
            -------                        -----------

            2.1(11) Asset Purchase Agreement, dated December 15, 2000, by and among the Registrant, Nvidia Corporation and Titan
                        Acquisition Corp. No. 2

            2.2(17) Registrant's Plan of Dissolution, as approved by Registrant's shareholders on March 27, 2001

            3.1(9)      The Registrant's Restated Articles of Incorporation

            3.2(5)      Certificate of Designation of Rights Preferences and
                        Privileges of Series A Participating Preferred Stock of
                        Registrant

            3.3(18)     The Registrant's Amended and Restated Bylaws

            4.1(2)      Specimen Common Stock Certificate

            4.2(5)      Preferred Shares Rights Agreement dated October 30,
                        1998, between Registrant and BankBoston, N.A., Rights
                        Agent

            10.1(2) Form of Indemnification Agreement between the Registrant and each of its directors and officers

            10.2(13)    1995 Employee Stock Plan, as amended

            10.3(2)     1997 Director Option Plan and form of Director Stock
                        Option Agreement thereunder

            10.4(2) Lease Agreement dated August 7, 1996 between Registrant and South Bay/Fortan, and Tenant Estoppel Certificate dated March 25, 1997 between Registrant and CarrAmerica
                        Realty Corporation for San Jose, California office

            10.5(2)     Investors' Rights Agreement dated September 12, 1996,
                        Amendment No. 1 to Investors' Rights Agreement dated
                        November 25, 1996, Amendment No. 2 to Investors' Rights
                        Agreement dated December 18, 1996 and Amendment No. 3 to
                        Investors' Rights Agreement dated March 27, 1997 by and among the Registrant and holders of the Registrant's
                        Series A, Series B and Series Preferred Stock

            10.6(3) Warrant to purchase shares of Common Stock issued to Creative Labs, Inc.

            10.7(4)     [Reserved.]

            10.8(3)     [Reserved.]

            10.9(3)     1997 Supplementary Stock Option Plan and form of Stock
                        Option Agreement thereunder

            10.10(8)    1999 Supplementary Stock Option Plan and form of Stock
                        Option Agreement thereunder

            10.11(12)   Indemnity Escrow Agreement dated as of July 20, 2000, by
                        and among the Registrant, GigaPixel Corporation,
                        Galapagos Acquisition Corp. and U.S. Trust Company, N.A.

            10.12(12)   Consulting Agreement dated as of July 20, 2000, by and
                        between the Registrant and George T. Haber

            10.13(12)   Noncompetition Agreement dated as of July 20, 2000, by
                        and between the Registrant and George T. Haber

            10.14(12)   Contingent Recourse Non-Negotiable Promissory Note dated
                        as of July 20, 2000, made by George T. Haber for the
                        benefit of GigaPixel Corporation

            10.15(12)   Lock Up Agreement dated as of July 20, 2000, by and
                        between the Registrant and George T. Haber

            10.16(10)   Employment Agreement by and between the Registrant and
                        Alex M. Leupp, as amended effective February 1, 2001

            10.17(10)   Employment Agreement by and between the Registrant and
                        Scott D. Sellers, as amended effective February 1, 2001

            10.18(10)   Employment Agreement by and between the Registrant and
                        Richard Burns, as amended effective February 1, 2001

            10.19(10)   Employment Agreement by and between the Registrant and
                        Stephen A. Lapinski, as amended effective February 1,
                        2001

            10.20(10)   Employment Agreement by and between the Registrant and
                        Alfred R. Woodhull, as amended effective February 1,
                        2001

            10.21(11)   Credit Agreement, dated December 15, 2000 by and between
                        the Registrant and Titan Acquisition Corp. No. 2

            10.22(11)   Security Agreement, dated December 15, 2000, by and
                        between the Registrant and Titan Acquisition Corp. No. 2

            10.23(11)   Trademark Assignment Agreement, by and between 3dfx
                        Interactive Inc. and Titan Acquisition Corp. No. 2

            10.24(11)   Patent License Agreement, dated December 15, 2000, by
                        and between the Registrant, Nvidia Corporation and Titan
                        Acquisition Corp. No. 2

            10.25(11)   Patent Standstill Agreement, dated as of December 15,
                        2000, by and between Nvidia Corporation and the
                        Registrant

            10.26(15)   Lease Agreement dated December 6, 1988 by and between
                        STB de Mexico S.A. C.V. (formerly known as Industrias
                        Fronterizas de Chihuahua, S.A. de C.V.) (a subsidiary of
                        STB Systems, Inc., as lessee) and Complejo Industrial
                        Fuentes, S.A. de C.V. lessor), including an Agreement
                        for Modification dated February 25, 1994 by and between
                        the same parties

            10.27(16)   Modification Agreement dated October 4, 1996 by and
                        between STB de Mexico, S.A. de C.V. and Complejo
                        Industrial Fuentes, S.A. de C.V.

            10.28(16)   Lease Contract dated October 4, 1996 by and between STB
                        de Mexico, S.A. de C.V. (as lessee) and Complejo
                        Industrial Fuentes, S.A. de C.V. (as lessor)

            10.29(7) Amendment to Lease Agreement dated January 30, 1997 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V.

            10.30(17)   Settlement Agreement and Mutual Release dated November
                        29, 2000 by and between the Registrant and William E.
                        Ogle

            10.31(17)   Lease Agreement dated July 23, 1998 by and between
                        CarrAmerica Realty L.P. and the Registrant, and an
                        amendment thereto

            10.32(17)   [Reserved.]

            10.33(17)   Lease Schedule No. 1000063905 dated December 15, 1997 by
                        and between Banc One Leasing Corporation and STB
                        Systems, Inc.

            10.34(17)   Lease Schedule No. 1000064617 dated April 17, 1998 by
                        and between Banc One Leasing Corporation and STB
                        Systems, Inc.

            10.35(17)   Lease Schedule No. 1000063259 dated October 31, 1997 by
                        and between Banc One Leasing Corporation and STB
                        Systems, Inc.

            10.36(18)   Employment Agreement by and between the Registrant and
                        Richard A. Heddleson, dated June 8, 2001

            10.37*      Lease Termination and Settlement Agreement dated April
                        19, 2002 by and among Complejo Industrial Fuentes, S.A.
                        de C.V., STB de Mexico, S.A. de C.V. and STB Systems,
                        Inc.

            10.38*      Series B Preferred Stock Purchase Agreement dated as of
                        June 13, 2002, by and among the Registrant and SF
                        Capital Partners Ltd.

            10.39* Form of Full and Final Release and Settlement by and between the Registrant and numerous creditors of the Registrant


            10.40* Form of Release and Settlement by and among Registrant and creditors of Registrant

            21.1        Subsidiaries of the Registrant

                        (a)   STB Systems, Inc.
                        (b)   3dfx Europe, Ltd.
                        (c)   GigaPixel Corporation
                        (d)   STB Assembly, Inc.
                        (e)   STB de Mexico, S.A. de C.V.
                        (f)   Symmetric Simulation Systems, Inc.

            23.1*       Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

            24.1*       Power of Attorney (included on signature page)

*    Filed herewith.

(1)  [Reserved].

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

(5) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A which was filed with the Commission on November 9, 1998 and amended by the filing of Registrant's Registration Statement on Form 8-A/A which was filed with the Commission on January 26, 2001

(6) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

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

(13) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-42156) which was filed with the Commission on July 25, 2000.

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

(17) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

(18) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q filed on September 17, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of 3dfx Interactive, Inc.


We have audited the consolidated statement of net liabilities in liquidation of 3dfx Interactive, Inc. and its subsidiaries as of January 31, 2002, and the related consolidated statement of changes in net liabilities in liquidation for the period from March 27, 2001 to January 31, 2002. In addition, we have audited the accompanying consolidated balance sheet of discontinued operations as of January 31, 2001, the related consolidated statements of discontinued operations, of shareholders' equity of discontinued operations and of cash flows of discontinued operations for the two years then ended, and the consolidated statements of discontinued operations, of shareholders' equity of discontinued operations and of cash flows of discontinued operations for the period from February 1, 2001 to March 26, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


As described in Note 1 to the consolidated financial statements, the stockholders of 3dfx Interactive, Inc. approved a plan of dissolution on March 27, 2001, and the Company is proceeding to wind-up its affairs and dissolve. As a result, the Company has changed its basis of accounting for periods subsequent to March 27, 2001 from the going-concern basis to a liquidation basis.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3dfx Interactive, Inc. as of January 31, 2001, the consolidated results of its operations and its cash flows for the two years then ended and for the period from February 1, 2001 to March 26, 2001, its consolidated net liabilities in liquidation as of January 31, 2002, and the changes in its consolidated net liabilities in liquidation for the period from March 27, 2001 to January 31, 2002, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
June 7, 2002, except for Note 13, as to which the date is June 13, 2002

                             3DFX INTERACTIVE, INC.
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (IN THOUSANDS)

                                                                      JANUARY 31,
                                                                          2002
                                                                      ------------
ASSETS
        Cash and cash equivalents ...............................     $      1,090
        Other current assets ....................................              404
        Contingent Receivable (Note 1)
                                                                      ------------
                         Total assets ...........................            1,494
                                                                      ============
LIABILITIES
        Accounts payable ........................................           23,632
        Estimated costs during period of liquidation (Note 1) ...           12,264
        Commitments and Contingencies (Note 10)
                                                                      ------------
                         Total liabilities ......................           35,896
                                                                      ------------
                         Net liabilities in liquidation .........     $    (34,402)
                                                                      ============


   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
              CONSOLIDATED BALANCE SHEET OF DISCONTINUED OPERATIONS
                                 (IN THOUSANDS)

                                                                                   JANUARY 31,
                                                                                       2001
                                                                                   ------------
ASSETS
Current Assets:
        Cash and cash equivalents ............................................     $      9,391
        Accounts receivable less allowance for doubtful accounts
               of $9,992 .....................................................            6,398
        Inventory, net .......................................................           22,358
        Deferred tax assets ..................................................           35,000
        Other current assets .................................................            1,214
        Other assets held for sale ...........................................           45,245
                                                                                   ------------
                         Total current assets ................................     $    119,606
                                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable .....................................................     $     64,245
        Accrued liabilities ..................................................           11,642
        Nvidia term loan .....................................................           15,000
        Other current liabilities ............................................            6,366
                                                                                   ------------
                     Total current liabilities ...............................           97,253
                                                                                   ------------
Commitments and Contingencies (Note 10)

Shareholders' Equity:
         Preferred stock, no par value, 5,000,000 shares authorized; none
                issued and outstanding .......................................               --
         Common stock, no par value, 50,000,000 shares authorized;
                39,787,740 and 24,442,370 shares issued and outstanding ......          430,922
         Warrants ............................................................              242
         Accumulated other comprehensive loss ................................           (1,722)
         Accumulated deficit .................................................         (407,089)
                                                                                   ------------
                     Total shareholders' equity ..............................           22,353
                                                                                   ------------
                     Total liabilities and shareholders' equity ..............     $    119,606
                                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (IN THOUSANDS)


                                                          For the period from
                                                           March 27, 2001 to
                                                           January 31, 2002
                                                          -------------------
Net assets in liquidation at March 27, 2001 ...........     $        20,457
                                                            ---------------
Changes in net assets in liquidation:
   Selling, general and administrative expenses .......             (21,424)
   Net gain on sale of assets held for sale ...........               1,565
   Decrease in deferred tax asset .....................             (35,000)
                                                            ---------------
      Total changes in net assets in liquidation ......             (54,859)
                                                            ---------------
Net liabilities in liquidation at January 31, 2002 ....     $       (34,402)
                                                            ===============



   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           FISCAL YEAR ENDED
                                                           For the period from    ------------------------------------
                                                           February 1, 2001 to      JANUARY 31,          JANUARY 31,
                                                             March 26, 2001            2001                 2000
                                                           -------------------    ---------------      ---------------

Revenues ...............................................                  --      $       233,067      $       360,523
Cost of revenues .......................................                  --              242,989              287,872
                                                             ---------------      ---------------      ---------------
Gross profit (loss) ....................................                  --               (9,922)              72,651
                                                             ---------------      ---------------      ---------------
Operating expenses:
   Research and development ............................                  --               65,394               66,062
   Selling, general and administrative .................               7,801               89,106               63,468
   In-process research and development .................                  --               66,250                4,302
   Amortization of goodwill and other intangibles ......                  --               24,449               10,228
   Impairment of goodwill and other intangibles ........                  --              117,065                   --
   Restructuring expense ...............................                  --                   --                4,382
                                                             ---------------      ---------------      ---------------
           Total operating expenses ....................               7,801              362,264              148,442
                                                             ---------------      ---------------      ---------------
Loss from discontinued operations ......................              (7,801)            (372,186)             (75,791)
Interest and other income (expense), net ...............                 182               (4,812)               2,180
                                                             ---------------      ---------------      ---------------
Loss from discontinued operations before
   income taxes ........................................              (7,619)            (376,998)             (73,611)
Provision (benefit) for income taxes ...................              (4,992)             (36,472)             (10,324)
                                                             ---------------      ---------------      ---------------
Net Loss from discontinued operations ..................     $        (2,627)     $      (340,526)     $       (63,287)
                                                             ===============      ===============      ===============
Net Loss per share from discontinued operations:
   Basic ...............................................     $         (0.07)     $        (10.63)     $         (2.81)
                                                             ===============      ===============      ===============
   Diluted .............................................     $         (0.07)     $        (10.63)     $         (2.81)
                                                             ===============      ===============      ===============
Shares used in net loss per share from
discontinued operations calculations:
   Basic ...............................................              39,788               32,041               22,536
                                                             ---------------      ---------------      ---------------
   Diluted .............................................              39,788               32,041               22,536
                                                             ---------------      ---------------      ---------------


   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF DISCONTINUED OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                       CONVERTIBLE
                                                     PREFERRED STOCK                 COMMON STOCK
                                                 --------------------------    --------------------------
                                                   SHARES         AMOUNT          SHARES        AMOUNT        WARRANTS
                                                 -----------    -----------    -----------    -----------    -----------

Balance at January 31, 1999 ..................            --             --     15,715,882    $   126,709    $       242
Issuance of common stock under stock
  option and purchase plans ..................                                     977,235          4,899
Common stock repurchased .....................                                    (517,501)        (6,775)
Amortization of deferred compensation ........
STB acquisition ..............................                                   8,266,754        127,050
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ......
  Unrealized gain on investment ..............
Total comprehensive loss from
  discontinued operations ....................
                                                 -----------    -----------    -----------    -----------    -----------
Balance at January 31, 2000 ..................                                  24,442,370        251,883            242
Issuance of common stock under stock
  option and purchase plans ..................                                     791,618          4,108
Common stock repurchased .....................                                      (1,224)            (3)
GigaPixel acquisition ........................                                  14,554,976        174,934
Amortization of deferred compensation ........
Cancellation of unvested GigaPixel options ...
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ......
  Unrealized loss on investment ..............
Total comprehensive loss from
  discontinued operations ....................
                                                 -----------    -----------    -----------    -----------    -----------
Balance at January 31, 2001 ..................            --             --     39,787,740        430,922            242

Issuance of common stock under stock
  option and purchase plans ..................                                      11,624              5
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ......
  Unrealized loss on investment ..............

Total comprehensive loss from
  discontinued operations ....................
                                                 -----------    -----------    -----------    -----------    -----------
Balance at March 26, 2001 ....................            --             --     39,799,364    $   430,927    $       242
                                                 ===========    ===========    ===========    ===========    ===========



                                                  ACCUMULATED
                                                    OTHER
                                                 COMPREHENSIVE
                                                    DEFERRED        INCOME       ACCUMULATED
                                                  COMPENSATION      (LOSS)         DEFICIT         TOTAL
                                                 --------------   -----------    -----------    -----------

Balance at January 31, 1999 ..................     $      (656)   $        --    $    (3,276)   $   123,019
Issuance of common stock under stock
  option and purchase plans ..................                                                        4,899
Common stock repurchased .....................                                                       (6,775)
Amortization of deferred compensation ........             484                                          484
STB acquisition ..............................                                                      127,050
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ......                                       (63,287)       (63,287)
  Unrealized gain on investment ..............                          1,844                         1,844
                                                                                                -----------
Total comprehensive loss from
  discontinued operations ....................                                                      (61,443)
                                                   -----------    -----------    -----------    -----------
Balance at January 31, 2000 ..................             (172)        1,844        (66,563)       187,234
Issuance of common stock under stock
  option and purchase plans ..................                                                        4,108
Common stock repurchased .....................                                                           (3)
GigaPixel acquisition ........................           (6,946)                                    167,988
Amortization of deferred compensation ........            1,741                                       1,741
Cancellation of unvested GigaPixel options ...            5,377                                       5,377
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ......                                      (340,526)      (340,526)
  Unrealized loss on investment ..............                         (3,566)                       (3,566)
                                                                                                -----------
Total comprehensive loss from
  discontinued operations ....................                                                     (344,092)
                                                   -----------    -----------    -----------    -----------
Balance at January 31, 2001 ..................              --         (1,722)      (407,089)        22,353

Issuance of common stock under stock
  option and purchase plans ..................                                                            5
Components of comprehensive loss from
  discontinued operations:
  Net loss from discontinued operations ......                                        (2,627)        (2,627)
  Unrealized gain on investment ..............                            726                           726
                                                                                                -----------
Total comprehensive loss from
  discontinued operations ....................                                                       (1,901)
                                                   -----------    -----------    -----------    -----------
Balance at March 26, 2001 ....................              --    $      (996)   $  (409,716)   $    20,457
                                                   ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (IN THOUSANDS)


                                                                                              FISCAL YEAR ENDED
                                                                 For the period from   ----------------------------------
                                                                 February 1, 2001 to     JANUARY 31,        JANUARY 31,
                                                                    March 26, 2001          2001               2000
                                                                    ---------------    ---------------    ---------------

Cash flows from operating activities:
   Net loss from discontinued operations ........................   $        (2,627)   $      (340,526)   $       (63,287)
   Adjustments to reconcile net loss from
      discontinued operations to net cash used in
      discontinued operating activities:
        Depreciation ............................................                --             24,126             14,930
        Amortization of goodwill and other intangibles ..........                --             24,449             10,228
        Amortization of deferred stock compensation .............                --              1,741                484
        Write-off of acquired in-process research and
          development ...........................................                --             66,250              4,302
        Write-down of fixed assets ..............................                --              5,521                 --
        Impairment of goodwill and other intangibles ............                --            117,065                 --
        Increase (decrease) in allowance for doubtful
          accounts ..............................................            (5,573)             3,311               (646)
        Gain on disposal of property and equipment, net .........                --               (711)                --
        Deferred income taxes ...................................                --            (27,989)               398
        Changes in assets and liabilities:
           Accounts receivable ..................................            10,725             58,823              7,087
           Inventory ............................................               183             22,707              5,339
           Other assets .........................................               544              8,971             (5,318)
           Accounts payable .....................................                --              3,155              1,765
           Accrued and other liabilities ........................           (11,394)           (16,619)            (8,738)
                                                                    ---------------    ---------------    ---------------
        Net cash used in discontinued operating activities ......            (8,142)           (49,726)           (33,456)
                                                                    ---------------    ---------------    ---------------
Cash flows from investing activities:
        Sales (purchases) of short-term investments, net ........               188             24,012               (893)
        Purchases of property and equipment .....................                --            (17,683)           (25,733)
        Proceeds from disposal of property and equipment ........                --              9,117                 --
        Acquisitions of GigaPixel and STB Systems ...............                --              5,319             21,243
                                                                    ---------------    ---------------    ---------------
        Net cash provided by/(used in) investing
          activities ............................................               188             20,765             (5,383)
                                                                    ---------------    ---------------    ---------------
Cash flows from financing activities:
        Proceeds from issuance (repurchase) of common
          stock, net ............................................                --              4,105             (1,876)
        Principal payments of capitalized lease
          obligations, net ......................................                --             (2,081)              (358)
        Proceeds from Nvidia term loan ..........................                --             15,000                 --
        Proceeds (payments) on line of credit, net ..............                --            (20,490)             9,209
                                                                    ---------------    ---------------    ---------------
        Net cash provided by/(used in) financing
          activities ............................................                --             (3,466)             6,975
                                                                    ---------------    ---------------    ---------------
Net decrease in cash and cash equivalents .......................            (7,954)           (32,427)           (31,864)
Cash and cash equivalents at beginning of period ................             9,391             41,818             73,682
                                                                    ---------------    ---------------    ---------------
Cash and cash equivalents at end of period ......................   $         1,437    $         9,391    $        41,818
                                                                    ===============    ===============    ===============
SUPPLEMENTAL INFORMATION:
        Cash paid during the period for interest ................   $            --    $         1,804    $         1,289
        Cash paid during the period for income taxes ............                --                390              2,361


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

As described below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind-up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind-up its affairs and dissolve. Accordingly, all activities of 3dfx as of and since March 27, 2001 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. See "Activities While in Liquidation" below. Additionally, 3dfx's common stock has been delisted from the NASDAQ National Market effective May 16, 2001.

Nvidia Asset Sale Terms

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

On December 15, 2000, 3dfx entered into an asset purchase agreement with Nvidia Corporation ("Nvidia") and a subsidiary of Nvidia ("Nvidia Sub") under which Nvidia Sub would acquire certain of 3dfx's assets, including its core graphics processor assets. Under the terms of the asset purchase agreement, Nvidia agreed to pay 3dfx $70.0 million in cash and 2,000,000 shares (on a post-split basis) of registered Nvidia common stock, subject to the satisfaction of certain conditions specified in the asset purchase agreement as described below. Upon signing the asset purchase agreement, Nvidia loaned to 3dfx $15.0 million in cash for working capital.

The asset sale to Nvidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to Nvidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and Nvidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if Nvidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx were to receive the post-closing cash payment, the 2,000,000 shares of Nvidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. At this time, the Company does not currently believe that it will satisfy all of the conditions to receipt of the post-closing cash payment from Nvidia Sub, therefore management is pursuing other arrangements (See discussion in Note 13).

The 2,000,000 shares of Nvidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. In the event the remaining consideration from Nvidia is not paid, 3dfx will have to explore other options, including filing for bankruptcy. As a result of the contingencies described above, the contingent receivable and related tax expense on the gain have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of January 31, 2002. The ultimate total of the value of Nvidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Liquidation, Winding Up and Dissolution

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

At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, 3dfx's liquidation expenses and all of its and its subsidiaries' debts and liabilities. 3dfx believes that it will shortly be in a position to voluntarily petition a court to take jurisdiction over the final steps of its winding up. In connection with this judicial process, 3dfx expects that it will be able to finally determine the total amount of its liabilities, including the maximum amount of its undeterminable liabilities, and satisfy the conditions to its receipt of the shares of Nvidia stock. (See Note 13). However, there can be no assurance as to the total amount of 3dfx's liabilities or whether it will be able to satisfy the conditions to receiving the shares of Nvidia stock. If any of these or other matters cannot be satisfactorily resolved, 3dfx will have to explore other options, including filing for bankruptcy.

3dfx expects to continue to incur certain administrative and other costs associated with winding up its affairs. The amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's common shareholders. Further, if 3dfx or its subsidiaries are subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to 3dfx common shareholders. Because of the uncertainties as to the settlement amount of 3dfx's and its subsidiaries' debts and liabilities (including tax liabilities), as well as the volatility in the market price of Nvidia's stock, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its common shareholders, if any. Only if there are assets remaining after the payment of all debts and liabilities, and the distribution of the Liquidation Preference, will 3dfx common shareholders receive a distribution of those assets.

3dfx has substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, reduction in leased space and other efforts to reduce non-essential expenses. During the fiscal year 2002, 3dfx also continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors of its facilities and equipment leases. 3dfx provided manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility pending the settlement of the lease on that facility. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001 and as selling, general, and administrative expense from March 27, 2001 to January 31, 2002.

Activities While in Liquidation

During the year ended January 31, 2002, 3dfx disposed of most of its inventory and other assets held for sale through the asset purchase agreement with Nvidia Sub as well as through sales to other parties. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

During the year ended January 31, 2002, 3dfx terminated substantially all but one of its remaining employees and continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases. At January 31, 2002, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. However, at January 31, 2002, 3dfx had total future lease obligations of $6.6 million and lease termination costs of $4.0 million in the current year, all of which has been

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


accrued. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to Nvidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities.

Changes in net liabilities for the period from March 27, 2001 to January 31, 2002 were a result of selling, general and administrative expenses of $21.4 million, which is comprised of operating expenses, accrued expenses and lease termination expense, partially offset by the forgiveness of liabilities, a decrease in the deferred tax asset of $35.0 million and the net gain on sale of assets to Nvidia Sub of $1.6 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to Nvidia Sub of $14.3 million, which was comprised of the purchase by Nvidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.5 million offset by proceeds of $70.0 million and (b) losses of $12.7 million on sale and impairment of inventory and other assets held for sale.

At January 31, 2002 3dfx had net liabilities in liquidation of $34.4 million. In light of the amount of 3dfx's liabilities, as well as contingencies relating to unknown or contingent liabilities and Nvidia's delivery of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.

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

Cash equivalents and investments

3dfx considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 2002 and 2001, approximately $.4 million and $5.0 million respectively, of money market funds and commercial paper instruments, the fair value of which approximate cost, are included in cash and cash equivalents.

Investments in debt and equity securities which have maturities greater than three months from the date of acquisition are classified as "available for sale". Investments classified as "available for sale" are reported at fair value with unrealized gains and losses, net of related tax, if any, reported as a separate component of shareholders' equity. The unrealized loss of $1.7 million at January 31, 2001 related to an investment in common stock of a public company. This investment, which was $1.2 million at January 31, 2001, is included in other current assets. This investment was sold during the year ended January 31, 2002 for a total realized loss of $.3 million, included in the net gain on sale of assets held for sale on the statement of changes in net liabilities.

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

3dfx performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. There were no accounts receivable at January 31, 2002, and there were no revenues for the period from February 1, 2001, to March 26, 2002.

The following table summarizes the revenues from customers in excess of 10% of the total revenues:

                                   FISCAL YEAR ENDED
                            ----------------------------
                             JANUARY 31,     JANUARY 31,
                                2001            2000
                            ------------    ------------

A .......................             16%             13%
B .......................             10%             --

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Inventory

Through March 26, 2001, inventory was stated at the lower of cost or market, cost being determined under the first-in, first-out method. Beginning March 27, 2001, inventory is stated at its estimated net realizable value. As inventory was sold or otherwise disposed of, the carrying value was removed from the accounts and the resulting gain or loss is included in the selling, general and administrative expenses in the statement of changes in net liabilities in liquidation for the period.

Other assets held for sale

Other assets held for sale are stated at the lower of cost or estimated net realizable value.

Property and equipment

Through March 26, 2001, property and equipment was stated at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated useful lives of the assets, generally three years or less. Beginning March 27, 2001, property and equipment are stated at their estimated net realizable value. When property and equipment are retired or otherwise disposed of, the carrying value is removed from the accounts and the resulting gain or loss is included in the changes in net assets in liquidation for the period.

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

Research and software development costs

Through March 26, 2001, research and development costs were charged to operations as incurred. Software development and prototype costs incurred prior to the establishment of technological feasibility were included in research and development and were expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product were capitalized, if material. To date, all software development costs incurred subsequent to the establishment of technological feasibility have been expensed as incurred due to their immateriality.

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

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Comprehensive income (loss) from discontinued operations

For the period from February 1, 2001 to March 26, 2001, comprehensive loss from discontinued operations, including net loss from discontinued operations and an unrealized loss on an available for sale investment was $1.9 million. For the fiscal year ended January 31, 2001, comprehensive loss from discontinued operations, including net loss from discontinued operations and an unrealized loss on an available for sale investment was $344.1 million.

Earnings (loss) per share from discontinued operations

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are antidilutive.

During the fiscal years ended January 31, 2001 and 2000, options to purchase approximately 5,664,000 and 6,484,389 shares and warrants to purchase approximately 36,960 and 36,960 shares, respectively, were outstanding but are not included in the computation because they were antidilutive. During the period from February 1, 2001 to March 26, 2001, options to purchase approximately 3,276,380 shares of common stock were outstanding but not included in the calculation because they were anti-dilutive.

Recent accounting pronouncements

In July 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142 will not have a significant impact on its financial statements.

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its consolidated financial statements.


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

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



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

Pro forma results of discontinued operations for the combined company as if the transaction had been consummated at the beginning of the periods presented are as follows (in thousands):

                                                    FISCAL YEAR ENDED
                                                        JANUARY 31,
                                                           2000
                                                    -----------------
                                                       (unaudited)

Revenues .........................................   $       441,312
Net income (loss) from discontinued operations ...   $       (81,061)
Basic net income (loss) per share from
   discontinued operations .......................   $         (3.39)
Diluted net income (loss) per share
   from discontinued operations ..................   $         (3.39)


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

The intangible assets and goodwill acquired had estimated useful lives and estimated first year amortization, as follows:

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

As described in Note 1, the Company recorded a charge of $117.1 million for the impairment of goodwill and other intangibles. A portion of the impaired goodwill and other intangibles originally arose as a result of the GigPixel acquisition. In addition, the deferred tax liability related to these intangibles acquired was also written off.

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

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

NOTE 4 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                              JANUARY 31,
                                 2001
                             ------------

Inventory, net:
   Raw material ..........   $      1,972
   Work-in-progress ......             70
   Finished goods ........         20,316
                             ------------
                             $     22,358
                             ============


                                            JANUARY 31,
                                               2001
                                           ------------

Other assets held for sale:
    Computer equipment .................   $      8,268
    Purchased computer software ........          7,653
    Furniture and equipment ............          4,428
    Goodwill and other intangibles .....         20,765
    Other assets .......................          4,131
                                           ------------
                                           $     45,245
                                           ============

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



As described in Note 1, during the fiscal year ended January 31, 2001, the Company recorded a charge of $117.1 million for the impairment of goodwill and other intangibles, as well as a charge of $5.5 million for the write-down of computer equipment, purchased computer software, and furniture and equipment.

Estimated Costs During Period of Liquidation:

                                                JANUARY 31,
                                                   2002
                                               ------------
Accrued salaries, wages and benefits .......   $        680
Accrued leases payable .....................         10,563
Other accrued liabilities ..................          1,021
                                               ------------
                                               $     12,264
                                               ============

Accrued Liabilities:

                                                January 31,
                                                   2001
                                               ------------

Income taxes payable .......................   $         96
Accrued salaries, wages and benefits .......          3,524
Deferred tax liability .....................          4,735
Accrued leases payable .....................             --
Other accrued liabilities ..................          3,287
                                               ------------
  Accrued Liabilities ......................   $     11,642
                                               ============


NOTE 5 -- RESTRUCTURING CHARGES:

During the fiscal year ended January 31, 2000, 3dfx incurred restructuring expenses totaling approximately $4,382,000. Approximately $2,552,000 of this amount relates to downsizing the expense levels of 3dfx given 3dfx's fiscal 2000 financial losses, and $1,830,000 related to a one-time reduction in workforce related to the merger with STB.


NOTE 6 -- DEBT:

As discussed in Note 1, upon signing the Asset Purchase Agreement on December 15, 2000, Nvidia loaned to 3dfx $15 million for working capital under a term loan with interest payable at a rate of 6.1% per annum. At January 31, 2001, the Company had accrued interest payable of approximately $114,000. The full amount of this term loan was secured by the collateral identified to be acquired under the Asset Purchase Agreement. Upon closing of the asset sale to Nvidia on April 18, 2001, 3dfx received $55 million in cash, which amount was net of repayment of the $15 million loan.

During the fiscal year ended January 31, 2001, the Company recorded liabilities of $5.9 million reflecting future payments due within twelve months under software license agreements. At January 31, 2001, the full amount of this liability remained outstanding and is presented as other current liabilities. At January 31, 2002, none of this liability remained.

3dfx had a line of credit agreement with a bank, which provided for maximum borrowings in an amount up to the lesser of 80% of eligible accounts receivable or $25.0 million. Borrowings under the line were secured by $25.0 million of cash and short-term investments and all of 3dfx's owned assets and bore interest at Libor plus 100 basis points. The agreement required that 3dfx maintain certain levels of tangible net worth and generally prohibited 3dfx from paying cash dividends. In November 2000, the $25.0 million cash and short-term investments previously pledged to secure the line of credit was used to payoff the entire outstanding balance on the line of credit. The line of credit expired on December 19, 2000. There were no remaining balances outstanding at January 31, 2002 and 2001.

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3dfx had a $3.0 million term loan which was payable in 60 monthly installments of principal and interest beginning on November 1, 1997. The term loan bore interest at Libor plus 250 basis points. At January 31, 2000, $1,944,000, was outstanding under the term loan. The term loan was repaid during fiscal 2001 and at January 31, 2002 and 2001 there was no balance outstanding.

3dfx had a lease line of credit with a bank, which provided for the purchase of up to $5 million of property and equipment. Borrowings under this line were secured by all of 3dfx's owned assets and bore interest at the bank's prime rate plus 0.75% per annum. The agreement required that 3dfx maintain certain financial ratios and levels of tangible net worth, profitability and liquidity. The equipment line of credit expired in December 2001. At January 31, 2002 and 2001, there were no borrowings outstanding under this equipment line of credit.

NOTE 7 -- SHAREHOLDERS' EQUITY:

Common stock

3dfx has issued 1,646,250 shares of its common stock to founders and investors. The shares either vested immediately or vested on various dates through 1999. 3dfx can buy back unvested shares at the original price paid by the purchasers in the event the purchasers' employment with 3dfx is terminated for any reason. There were no such repurchases in fiscal 2002, 2001 or 2000.

For the period from February 1, 2001 to March 26, 2001 and during the year ended January 31, 2001, no employees exercised any options to purchase shares of common stock which are subject to a right of repurchase by 3dfx. However, during the fiscal year ended January 31, 2000 certain employees exercised options to purchase 22,041 shares of common stock which are subject to a right of repurchase by 3dfx at the original share issuance price. The repurchase right lapses over a period generally ranging from two to four years. For the period from February 1, 2001 to March 26, 2001 there were no shares of common stock repurchased. During the fiscal years ended January 31, 2001 and 2000, 1,224 and 12,501 shares of common stock, respectively, were repurchased. At January 31, 2002 and 2001, no shares of common stock were subject to repurchase. At January 31, 2000, approximately 8,917 shares were subject to repurchase.

On June 16, 1999, 3dfx announced a stock repurchase program, whereby 3dfx was authorized by its board of directors to repurchase shares of its common stock in the open market. In accordance with the program, 3dfx subsequently repurchased 505,000 shares of its common stock for approximately $6.8 million.

Listing and trading of the Company's common stock

        On May 16, 2001, the Company received a Nasdaq Staff Determination letter indicating that it had failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market (Nasdaq Marketplace Rule 4450 (a)(5)). On May 17, 2001, the common stock commenced trading on the NASD's Over-the-Counter ("OTC") Bulletin Board.

Convertible preferred stock

For the period from February 1, 2001 to March 26, 2001 and for the fiscal years ended January 31, 2001 and 2000, there were 5,000,000 shares of preferred stock authorized, with none issued or outstanding.

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

In 1996, 3dfx issued to a university a warrant to purchase 5,000 shares of Series C Convertible Preferred Stock at an exercise price of $7.50 per share. This warrant was deemed to have a value of approximately $40,000 at the date of grant and the related cost was recognized as other expense and research and development expense, respectively, during 1996. Upon completion of 3dfx's IPO, the warrant for 5,000 shares was exchanged for a warrant to purchase common stock. The warrant for 5,000 shares expired on December 31, 2001.

On December 3, 1997, 3dfx issued a warrant to purchase 25,000 shares of common stock at an exercise price of $13.875 per share in conjunction with developing a relationship with another company. The warrant is fully exercisable and expires December 3, 2002. 3dfx valued the warrant under the Black-Scholes formula at approximately $200,000. The warrant value was amortized over a one-year period as a cost of revenue. 3dfx has reserved 25,000 shares of common stock for the exercise of this warrant.

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




As of January 31, 2002, 3dfx had reserved 31,960 shares of common stock for the exercise of warrants.

NOTE 8 -- STOCK OPTION PLANS:

The 1995 Plan

In May 1995, 3dfx adopted a Stock Plan (the "1995 Plan") which provides for granting of incentive and nonqualified stock options to employees, consultants and directors of 3dfx. As of January 31, 2002, 8,875,000 shares of common stock have been reserved for issuance under the 1995 Plan.

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

The 1997 Plan

In October 1997, 3dfx adopted the 1997 Supplementary Stock Plan (the "1997 Plan"), which provides for granting of nonqualified stock options to employees (excluding officers, consultants and directors) of 3dfx. Under the 1997 Plan, 1,200,000 shares of common stock have been reserved for issuance at January 31, 2002.

Options granted under the 1997 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock on the date of grant. Options granted under the 1997 Plan generally vest 25% on the first anniversary of the grant date and 1/48th of the option shares each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

The 1999 Plan

In July 1999, 3dfx adopted the 1999 Supplementary Stock Plan (the "1999 Plan"), which provides for granting of nonqualified stock options to employees (excluding officers, consultants and directors) of 3dfx and reserved 1,000,000 shares of common stock for issuance under the 1999 Plan. At January 31, 2002, 1,000,000 shares of Common Stock have been reserved for issuance under the 1999 Plan.

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

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



The following is a summary of activity under the 1995 Plan, the 1997 Plan, the 1999 Plan and the Directors' Option Plan during the periods ended January 31, 2000, January 31, 2001 and January 31, 2002:


                                                            OPTIONS                        WEIGHTED
                                                          AVAILABLE FOR     OPTIONS         AVERAGE
                                                             GRANT        OUTSTANDING    EXERCISE PRICE
                                                          ------------    ------------   --------------

Balance at January 31, 1999 ...........................      1,252,269       3,499,000    $       9.21
Additional shares authorized ..........................      3,000,000              --              --
     Options related to acquisition of STB ............       (566,913)        566,913    $      10.72
     Grants ...........................................     (4,800,897)      4,800,897    $      11.68
     Exercised ........................................             --        (692,088)   $       3.60
     Canceled .........................................      1,677,832      (1,690,333)   $      12.46
     Repurchased ......................................         12,501              --    $       0.32
                                                          ------------    ------------
Balance at January 31, 2000 ...........................        574,792       6,484,389    $      10.92
Additional shares authorized ..........................      3,350,000              --              --
     Options related to acquisition of GigaPixel ......       (815,355)        815,355    $       0.16
     Grants ...........................................     (7,529,819)      7,529,819    $       3.69
     Exercised ........................................             --        (188,940)   $       5.48
     Canceled .........................................      9,745,922      (9,745,922)   $       7.38
     Repurchased ......................................          1,224              --    $       0.44
                                                          ------------    ------------
Balance at January 31, 2001 ...........................      5,326,764       4,894,701    $       5.64
     Grants ...........................................       (800,000)        800,000    $       0.38
     Exercised ........................................             --         (11,624)   $       0.43
     Canceled .........................................      4,883,077      (4,883,077)   $       5.65
                                                          ------------    ------------
Balance at January 31, 2002 ...........................      9,409,841         800,000    $       0.38
                                                          ============    ============

In June 2001, 3dfx granted to Richard A. Heddleson, 3dfx's Chief Financial Officer, 800,000 stock options at an exercise price of $.38 per share, which vest 100% the second business day preceding the record date for the initial distribution of shares of Nvidia common stock to the Company's stockholders or any contribution of the Company's assets to a liquidating trust.

At January 31, 2002, there were no common stock options vested and exercisable. At January 31, 2001 and 2000, 4,807,044,and 1,129,810, respectively, of common stock options were vested and exercisable. On December 15, 2000, substantially all of 3dfx's United States and European employees were terminated or given notice of termination and their unvested options were correspondingly canceled. Upon termination, employees have 90 days to exercise vested options. Therefore, at January 31, 2001, all vested options related to these terminated employees remained outstanding. During fiscal 2002, subsequent the 90 days from termination, all options related to terminated employees were cancelled.

In connection with the grant of stock options to employees from inception (August 1994) through the effective date of 3dfx's IPO, 3dfx recorded aggregate deferred compensation of approximately $1.9 million, representing the difference between the deemed fair value of the common stock for accounting purposes and the option exercise price at the date of grant. This amount was presented as a reduction of shareholders' equity and was amortized ratably over the vesting period of the applicable options. The amortization of the deferred compensation for the fiscal year ended January 31, 2000 totaled $484,000 (of which $194,000 and $290,000 were recorded as a charge to research and development expenses and selling, general and administrative expenses, respectively). The remaining deferred compensation at January 31, 2000 of $172,000 was fully amortized during the fiscal year ended January 31, 2001 ($69,000 was recorded as a charge to research and development expenses and $103,000 was recorded as a charge to selling, general and administrative expenses). There was no deferred compensation for the period from February 1, 2001 to March 26, 2001.

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

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Information relating to stock options outstanding under the 1995 Plan, the 1997 Plan, the 1999 Plan and the Directors' Plan at January 31, 2002 is as follows:

                                  OPTIONS OUTSTANDING
                  ---------------------------------------------------
                                                         WEIGHTED              OPTIONS EXERCISABLE
                                                          AVERAGE       ---------------------------------
                                                         REMAINING         WEIGHTED         WEIGHTED
   RANGE OF           NUMBER          CONTRACTUAL         AVERAGE           NUMBER           AVERAGE
EXERCISE PRICES     OUTSTANDING          LIFE          EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
---------------   ---------------   ---------------   ---------------   ---------------   ---------------

$          0.38           800,000                .5   $          0.38                 0   $          0.38
---------------   ---------------   ---------------   ---------------   ---------------   ---------------
                          800,000                .5   $          0.38                 0   $          0.38
                  ===============   ===============   ===============   ===============   ===============


Employee Stock Purchase Plan


In March 1997, 3dfx's board of directors approved an Employee Stock Purchase Plan. Under this plan, employees of 3dfx can purchase common stock through payroll deductions. A total of 1,600,000 shares have been reserved for issuance under this plan. In July 2000, 3dfx's shareholders approved an increase of 850,000 shares to be reserved for issuance under the Employee Stock Purchase Plan and an annual increase to the number of shares reserved to took effect on the date of the Annual Meeting of Shareholders commencing with the 2001 Annual Meeting of Shareholders and ending with the 2006 Annual Meeting of Shareholders, equal to the lesser of (i) 600,000 shares or (ii) 1.5% of the outstanding shares of the Company on such date. As of January 31, 2001, 998,553 shares have been purchased under the Employee Stock Purchase Plan. During the fiscal year ended January 31, 2002, there were no shares purchased under the Employee Stock Purchase Plan. As of January 31, 2002, there were no employees participating in this plan.

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


                                                                                        YEARS ENDED
                                                        FOR THE PERIOD FROM             JANUARY 31,
                                                          FEBRUARY 1, 2001   ----------------------------------
                                                         TO MARCH 26, 2001        2001               2000
                                                        -------------------  ---------------    ---------------

Pro forma net income (loss) from discontinued
     operations .......................................   $        (2,755)   $      (359,208)   $       (75,915)
Pro forma basic net income (loss) per share from
     discontinued operations ..........................   $         (0.07)   $        (11.21)   $         (3.37)
Pro forma diluted net income (loss) per share from
     discontinued operations ..........................   $         (0.07)   $        (11.21)   $         (3.37)

Had 3dfx recorded compensation costs based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and the Employee Stock Purchase Plan, the additional selling, general and administrative expense, in the statement of changes in net liabilities, would not have been material for the period from March 27, 2001 to January 31, 2002.

The pro forma effect on net income (loss) from discontinued operations and net income (loss) per share from discontinued operations for the period from February 1, 2001 to March 26, 2001 and for the years ended January 31, 2001 and 2000 is not representative of the pro forma effect on net income (loss) from discontinued operations and net income (loss) per share from discontinued operations in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

For the period from February 1, 2001 to March 26, 2001 and for the fiscal years ended January 31, 2001 and 2000 the fair value of each option on the date of grant was determined utilizing the Black-Scholes model.

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following assumptions were used for the stock option plans and the Employee Stock Purchase Plan for the period from February 1, 2001 to March 26, 2001 and for the years ended January 31, 2001 and 2000:


                                         FOR THE PERIOD FROM            JANUARY 31,
                                           FEBRUARY 1, 2001   ----------------------------------
                                          TO MARCH 26, 2001        2001               2000
                                         -------------------  ---------------    ---------------

Stock option plans:
Expected dividend yield ................                --                 --                 --
Expected stock price volatility ........                70%                70%                70%
Risk free interest rate ................              4.31%               4.6%               5.7%
Expected life (years) ..................               0.5                0.5                6.5

Employee stock purchase plan:
Expected dividend yield ................                --                 --                 --
Expected stock price volatility ........                70%                70%                70%
Risk free interest rate ................              4.31%               4.6%               5.2%
Expected life (years) ..................               0.5                0.5                0.5


The weighted average fair value of stock options granted in the period from February 1, 2001 to March 26, 2001 and in the fiscal years ended January 31, 2001 and 2000 was $0.16, $4.82 and $8.04 per share, respectively.

Benefit Plan

As of January 31, 2001, 3dfx had two 401(k) Savings Plans which allow all United States employees to participate by making salary deferral contributions to the 401(k) Savings Plans. 3dfx may make discretionary contributions to the 401(k) Savings Plans upon approval by the board of directors. Through March 26, 2001, the Company has contributed to one of the 401(k) Savings Plans but not the other. In April 2001, the board of directors of the Company approved a resolution to merge the two 401(k) Savings Plan into one 401(k) Savings Plan and ceased employer contributions to the plan.

NOTE 9 -- INCOME TAXES:

The Company recorded an income tax benefit of $5.0 million for federal or state income for the period from February 1, 2001 through March 26, 2001 to offset future taxable gains expected to be received upon the receipt of Nvidia stock in accordance with the asset purchase agreement (see Note 1). Upon the adoption of the liquidation basis of accounting on March 27, 2001, the Company ceased to record deferred tax assets and liabilities and reversed the $35.0 million deferred tax asset previously recorded, as it was no longer deemed realizable.

Income before income taxes and the significant components of the provision for income taxes comprise the following (in thousands):


                                                          FISCAL YEARS ENDED
                                                     ----------------------------
                                                      JANUARY 31,     JANUARY 31,
                                                         2001            2000
                                                     ------------    ------------

Income (loss) from discontinued operations
     before income taxes .........................   $   (376,998)   $    (73,611)
                                                     ============    ============

Provision for income taxes Current:
        Federal ..................................   $     (2,925)   $     (8,936)
        State ....................................             --          (1,558)
        Foreign ..................................            442              --
                                                     ------------    ------------
                                                           (2,483)        (10,494)
                                                     ------------    ------------
    Deferred:
        Federal ..................................        (29,740)            148
        State ....................................         (4,249)             22
                                                     ------------    ------------
                                                          (33,989)            170
                                                     ------------    ------------
Total provision for income taxes .................   $    (36,472)   $    (10,324)
                                                     ============    ============

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



The components of net deferred income tax assets are as follows (in thousands):



                                                 JANUARY 31,        JANUARY 31,
                                                    2002               2001
                                                ------------       ------------
Deferred Tax Assets:
       Net operating losses .................   $     55,825       $     63,370
       Expenses not currently deductible ....             --             15,976
       Tax credit carryforwards .............          2,422              2,422
                                                ------------       ------------
       Deferred Tax Assets ..................         58,247             81,768

Deferred Tax Liability:
       Intangible Assets ....................             --             (4,735)
                                                ------------       ------------
Gross Deferred tax asset ....................         58,247             77,033
Less:  valuation allowance ..................        (58,247)           (46,768)
                                                ------------       ------------
Net deferred income tax assets ..............   $         --       $     30,265
                                                ============       ============

3dfx's actual provision differs from the provision (benefit) computed by applying the statutory federal income tax rate to income (loss) from discontinued operations before income taxes as follows (in thousands):

                                                                      YEARS ENDED
                                                               ----------------------------
                                                                JANUARY 31,     JANUARY 31,
                                                                   2001            2000
                                                               ------------    ------------

Tax provision(benefit)at statutory federal tax rate ........   $   (128,179)   $    (25,028)
State taxes, net of federal tax benefit ....................        (20,175)         (3,959)
R&D credit .................................................             --              --
In process research and development ........................         22,525           1,723
Amortization of goodwill and other intangibles .............          8,313           4,097
Impairment of goodwill and other intangibles ...............         39,802              --
Change in valuation allowance ..............................         35,686          12,577
Other, net .................................................          5,556             266
                                                               ------------    ------------
Total provision (benefit) for taxes ........................   $    (36,472)   $    (10,324)
                                                               ============    ============

At January 31, 2001, 3dfx had net operating loss carryforwards for federal and state income tax purposes of approximately $164 million and $128 million, respectively. If not utilized, the federal and state net operating losses will begin to expire beginning in 2011 and 2019, respectively.

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

NOTE 10 -- COMMITMENTS AND CONTINGENCIES:

Leases

3dfx leases, under noncancelable operating leases, certain of its facilities and equipment. There were no capital leases outstanding as of January 31, 2002. During fiscal 2002, the Company terminated several of its operating leases. At January 31, 2002, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. However, at January 31, 2002, 3dfx had total future lease obligations of $6.6 million and lease termination costs of $4.0 million in the current year, all of which has been accrued. The remaining operating lease agreements existing at January 31, 2002, expire at various dates through 2007. Rent expense on the operating leases for the period from February 1, 2001 to March 26, 2001 and the years ended January 31, 2001 and 2000, was approximately $1.0 million, $6.0 million, and $6.7 million respectively.

Sublease rental income for the period from February 1, 2001 to March 26, 2001 and the year ended January 31, 2001 was approximately $.5 million and $.8 million, respectively, and is included in other income (expense). Sublease rental income for the period from March 27, 2001 through January 31, 2002, was approximately $2.6 million, and is included in selling, general and administrative expenses in the statement of changes in net liabilities.

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



Future minimum lease payments under operating leases are as follows:

                                               OPERATING LEASES
                                               ----------------

2003 .......................................   $         1,394
2004 .......................................             1,491
2005 .......................................             1,562
2006 .......................................             1,597
2007 .......................................               532
                                               ---------------
   Total minimum lease payments ............   $         6,576
                                               ===============

Purchase Commitments

3dfx's manufacturing relationship with Taiwan Semiconductor Manufacturing Corporation ("TSMC") allows 3dfx to cancel all outstanding purchase orders, but requires the repayment of all expenses incurred to date. As of January 31, 2001, TSMC had incurred approximately $2.9 million of manufacturing expenses on 3dfx's outstanding purchase orders, which has been reflected within accrued liabilities at January 31, 2001. This balance has been negotiated, settled, and reflected in accounts payable at January 31, 2002. As of January 31, 2002, the Company has no remaining purchase commitments.

Contingencies

3dfx is a party to the following legal proceedings involving certain collection matters against 3dfx. 3dfx does not dispute that certain amounts are owed to the parties that are pursuing these collection matters, but is attempting to seek resolution of payment terms that are mutually acceptable to the parties involved in each of these matters. There can be no assurance that such resolutions will be achieved.

ADVERSE PARTY                                     COURT                DATE INSTITUTED          FACTUAL BASIS AND RELIEF SOUGHT
-------------                                     -----                ---------------          -------------------------------

Aavid Thermalloy                              44th Judicial           November 8, 2000          Collection suit on unpaid invoices.
                                            District of Texas

Micron Semiconductor Products, Inc.            Santa Clara            August 17, 2000           Collection suit on unpaid contract.
                                             County Superior
                                                  Court

Quickturn Design Systems, Inc.                 Santa Clara            January 25, 2001          Collection suit on unpaid contract.
                                             County Superior
                                                  Court

Cadence Design Systems, Inc.                   Santa Clara            January 25, 2001          Collection suit on unpaid contract.
                                             County Superior
                                                  Court

California Micro Devices, Inc.                 Santa Clara           September 24, 2001         Collection suit on unpaid contract.
                                             County Superior
                                                  Court

Siliconware USA, Inc.                          Santa Clara              May 21, 2001            Collection suit on unpaid contract.
                                             County Superior
                                                  Court

Synopsis, Inc.                                 Santa Clara             August 20, 2001          Collection suit on unpaid contract.
                                             County Superior
                                                  Court

In addition to these collection disputes, 3dfx is a party to litigation filed February 23, 2001 by Worldcom, Inc. in Dallas County on an open account for telephone services. The amount of damages stated in the petition was

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


$1,389,000 plus interest and attorney's fees. Trial is set for October 14, 2002. 3dfx disputes Worldcom's claims and intends to vigorously defend itself in this matter.

3dfx is also involved in litigation filed against it in the 192nd District Court on February 11, 2002 by Fortran Trust, 3dfx's lessor for its former headquarters in San Jose, California. The landlord filed for breach of lease in a tenant in possession action based on 3dfx's failure to pay rental amounts that are delinquent. 3dfx is seeking to negotiate a settlement of its lease obligations owed to Fortran Trust. The lessor also filed for and received from the court a Writ of Attachment on March, 8, 2002. The lessor is presently attempting to schedule a summary judgment hearing. Finally, a Default Judgment was entered in favor of CarrAmerica, 3dfx's lessor for its offices in Austin, Texas, on May 20, 2002 resulting from a lawsuit filed April 18, 2002 in the 261st Judicial District Court of Travis County, Texas. In order to set aside the default judgment, 3dfx would need to move for a new trial on or before June 19, 2002. If 3dfx does not seek a new trial by that time, the judgment becomes final. At that time, CarrAmerica may take steps to enforce that judgment against 3dfx. 3dfx is seeking to negotiate a settlement of its lease obligations owed to CarrAmerica.

3dfx may also be a party to various other lawsuits. Although the amount of any liability that could arise with respect to these other proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from these other claims will not have a material adverse effect on its financial position.


NOTE 11 -- RELATED PARTY TRANSACTIONS:

Since April 1995, a consulting company has been providing management services to 3dfx for which 3dfx pays a monthly fee of $5,000. The Chairman and a director of the board of directors of 3dfx are also officers of the consulting company. Total payments or amounts accrued for such management services during the fiscal year 2001 was $55,000. This service was ended in the fiscal year 2002, with no payments made during the fiscal year 2002.

During fiscal year 2001 a member of the board of directors provided consulting services to 3dfx. Total payments for such consulting services in fiscal year 2001 was and $45,000.

During fiscal year 2001, a significant shareholder and former member of the Company's board of directors provided consulting services to 3dfx for $400,000. At January 31, 2001, 3dfx had an outstanding receivable due from this shareholder of $1.1 million. At January 31, 2002, this receivable has been fully reserved for, as management has deemed collection to be unlikely.

In April 1997, an officer of 3dfx resigned and subsequently founded Quantum3D, Inc., a supplier of advanced graphic subsystems based on 3dfx technology. Sales to Quantum3D, Inc. during fiscal years 2001 and 2000 totaled $2.8 million and $1.6 million respectively. There were no sales for the period from February 1, 2001 to March 26, 2001.

In April 1999, 3dfx invested an amount of $3.1 million in exchange for a minority interest in Quantum 3D in the form of convertible preferred shares in connection with Quantum 3D's private round of financing. These terms and pricing of these shares was equivalent to other unaffiliated third participants in the financing round. During the fiscal year ended January 31, 2001, 3dfx fully reserved for this investment, as management does not expect to be able to recover the value of this investment. The charge taken for this investment is included in interest and other income (expense) for the year ended January 31, 2001.

In March 2000, 3dfx sold the Specialized Technology Group (STG), a business unit that provides digital video products, multi-output MPEG decoder cards and multi-monitor display adapters to a company of which a former 3dfx employee, and daughter of a former Executive Vice President and Vice Chairman of the board of directors of 3dfx, is President. 3dfx maintains a minority equity interest in STG of $2.1 million at January 31, 2001 and had an outstanding notes receivable from STG of $1.5 million at January 31, 2001. During the first quarter of fiscal 2002, the Company deemed this investment in STG and the related notes receivable unlikely to be realized or collected and as such has written-off the remaining balances.


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

                             3DFX INTERACTIVE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                   FISCAL YEARS ENDED
                                               ---------------------------
                                                JANUARY 31,    JANUARY 31,
                                                   2001           2000
                                               ------------   ------------

United States ..............................   $    139,141   $    193,941
International ..............................         93,926        166,582
                                               ------------   ------------
Total ......................................   $    233,067   $    360,523
                                               ============   ============


All sales are denominated in United States dollars. There were no sales during the period from February 1, 2001 to March 26, 2001. For all periods presented, substantially all of 3dfx's long-lived assets were located in the United States.


NOTE 13 - SUBSEQUENT EVENT

Series B Preferred Stock Financing

         On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital has agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock (the "Series B Financing"). The amount of the investment will be based on the sum at closing of 3dfx's fixed and determinable liabilities, maximum reasonably known undeterminable liabilities and anticipated expenses reasonably necessary to complete the liquidation, winding-up and dissolution of 3dfx. The agreement with SF Capital provides that once the amount of all of 3dfx's liabilities is determined, or if some liabilities are not determinable then the maximum amount of all undetermined liabilities shall be reasonably known to 3dfx and SF Capital, and subject to the satisfaction of certain other specified conditions, then SF Capital will place the purchase price for the shares of Series B Preferred Stock into escrow pending closing. The purchase price will be released to 3dfx from escrow, and the closing of the Series B Financing will occur, upon the satisfaction of conditions that 3dfx and SF Capital specify in the escrow agreement. The number of shares of Series B Preferred Stock of 3dfx issuable to SF Capital at closing will be equal to the quotient derived by dividing (x) the sum of the investment amount and a specified percent of the investment amount by (y) the average closing price of Nvidia common stock for the five trading days preceding the closing. The "specified percentage of the investment amount" referred to in the preceding formula ranges from 25% to 40%, and varies based on the price of Nvidia common stock preceding the closing (the higher the price of Nvidia common stock, the higher the "specified percentage of the investment amount").

     The Series B Preferred Stock will not be entitled to dividends, subject to redemption or conversion, and will have no voting rights, but it will have priority for payment upon the liquidation, winding-up or dissolution of 3dfx. If 3dfx is in the process of liquidating, dissolving or winding up, immediately upon its receipt of 500,000 or more shares of Nvidia common stock, 3dfx shall distribute to the holders of the Series B Preferred Stock, at 3dfx's election, either (i) $90 cash per share of Series B Preferred Stock or (ii) one share of Nvidia stock per share of Series B Preferred Stock (the "Liquidation Preference"). In the meantime, the prior written consent of the holders of not less than a majority of the outstanding shares of Series B Preferred Stock is required for 3dfx to make any dividends, distributions or redemptions on any other securities, or for 3dfx to issue any debt or equity securities, or for 3dfx to enter into any merger, sale of shares of capital stock having voting power with respect to 35% or more of its outstanding capital stock, or any transaction in which all or substantially all of the assets of 3dfx are sold. The holders of Series B Preferred Stock will have certain other rights designed to protect their investment in 3dfx. The stock purchase agreement with SF Capital is terminable if the funding amount exceeds the $35 million level or falls under the $25 million level, if the Nvidia closing price is equal to or less than $26, if the transaction fails to close within one year, if 3dfx is in material default of the agreement or if the Nvidia common stock is delisted from the Nasdaq National Market.

Leases

3dfx leases a manufacturing facility in Juarez, Mexico, which was to expire in November 2007. On April 19, 2002, 3dfx reached a settlement with the lessor of its Mexican manufacturing facility that provided for the termination of the related lease and lease guaranty agreements, in exchange for the payment of approximately $1.2 million to cover all delinquent rent payments owed for the period from January 1, 2002 through April 19, 2002 and the rent deficiency for the remaining lease term (which is comprised of the initial lease payments less the amount the lessor will receive from the new tenant). As of January 31, 2002, $1.2 million was accrued for in estimated costs during period of liquidation relating to this lease termination.

                    SUPPLEMENTARY FINANCIAL DATA (Unaudited)


                                                         FOR THE PERIOD FROM
                                                          FEBRUARY 1, 2001
                                                          TO MARCH 26, 2001
                                                         -------------------

Revenues ...............................................   $            --
Gross profit (loss) ....................................                --
Net loss from discontinued operations ..................            (2,627)
Basic net loss per share from discontinued
   operations ..........................................   $         (0.07)
Diluted net loss per share from
   discontinued operations .............................   $         (0.07)

                                                                                 THREE MONTHS ENDED
                                                           ------------------------------------------------------------
                                                           JANUARY 31,      OCTOBER 31,      JULY 31,       APRIL 30,
                                                               2001            2000            2000            2000
                                                           ------------    ------------    ------------    ------------

Revenues ...............................................   $     18,310    $     39,189    $     66,989    $    108,578
Gross profit (loss) ....................................        (24,775)        (21,746)         10,189          26,411
Net loss from discontinued operations ..................        (49,020)       (178,573)       (100,496)        (12,431)
Basic net loss per share from discontinued
   operations ..........................................   $      (1.24)   $      (4.53)   $      (3.81)   $      (0.51)
Diluted net loss per share from
   discontinued operations .............................   $      (1.24)   $      (4.53)   $      (3.81)   $      (0.51)


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

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of 3dfx Interactive, Inc.:

Our audits of the consolidated financial statements referred to in our report (which contains an emphasis of matter paragraph relating to the plan of dissolution, as described in Note 1 to the consolidated financial statements) dated June 7, 2002, except for Note 13, as to which the date is June 13, 2002, appearing in the 2002 Annual Report on Form 10-K of 3dfx Interactive, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
June 13, 2002

SCHEDULE II


            3DFX INTERACTIVE, INC. VALUATION AND QUALIFYING ACCOUNTS

           FOR THE PERIOD FROM FEBRUARY 1, 2001 TO MARCH 26, 2001 AND
                      FOR THE YEARS ENDED JANUARY 31, 2001
                                 (IN THOUSANDS)



                                                                     Charged to   Assumed from
                                                       Beginning     costs and         STB                         Ending
                                                        balance       expenses     acquisition     Deductions      balance
                                                     ------------   ------------   ------------   ------------   ------------

Allowance for Doubtful Accounts:
  For the period from February 1, 2001
    to March 26, 2001 ............................   $      9,992   $          0   $          0   $      9,992   $          0
  Year ended January 31, 2001 ....................   $      6,681   $     11,872   $          0   $      8,561   $      9,992
  Year ended January 31, 2000 ....................   $      6,792   $      2,392   $        598   $      3,038   $      6,681



Inventory Reserves:
  For the period from February 1, 2001
    to March 26, 2001 ............................   $     25,383   $          0   $          0   $     25,383   $          0
  Year ended January 31, 2001 ....................   $     18,496   $     10,302   $          0   $      3,415   $     25,383
  Year ended January 31, 2000 ....................   $      7,828   $        909   $     18,000   $      8,241   $     18,496



Valuation Allowance for Deferred Tax Assets:
  For the period from February 1, 2001
    to March 26, 2001 ............................   $     46,768   $          0   $          0   $          0   $     46,768
  Year ended January 31, 2001 ....................   $     17,164   $     29,604   $          0   $          0   $     46,768
  Year ended January 31, 2000 ....................   $      4,524   $     12,640   $          0   $          0   $     17,164

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2002

                                      3DFX INTERACTIVE, INC.


                                      By: /S/ RICHARD A. HEDDLESON
                                         ---------------------------------------
                                          Richard A. Heddleson
                                          President, Chief Executive Officer and
                                          Chief Financial Officer


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Heddleson his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                   SIGNATURE                                             TITLE                               DATE
                   ---------                                             -----                               ----


           /S/ RICHARD A. HEDDLESON              President, Chief Executive Officer,                    June 14, 2002
---------------------------------------------    Chief Financial Officer, Treasurer and Secretary
            (Richard A. Heddleson)               (Principal Executive Officer and Principal Financial
                                                 and Accounting Officer)


                /S/ ALEX LEUPP                   Director                                               June 14, 2002
---------------------------------------------
                 (Alex Leupp)



            /S/ GORDON A. CAMPBELL               Chairman of the Board                                  June 14, 2002
---------------------------------------------
             (Gordon A. Campbell)


               /S/ JAMES HOPKINS                 Director                                               June 14, 2002
---------------------------------------------
                (James Hopkins)


             /S/ SCOTT D. SELLERS                Director                                               June 14, 2002
---------------------------------------------
              (Scott D. Sellers)



                /S/ JAMES WHIMS                  Director                                               June 14, 2002
---------------------------------------------
                 (James Whims)

                             3DFX INTERACTIVE, INC.

                                INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                               DESCRIPTION
           -------                              -----------

            2.1(11) Asset Purchase Agreement, dated December 15, 2000, by and among the Registrant, Nvidia Corporation and Titan
                        Acquisition Corp. No. 2

            2.2(17) Registrant's Plan of Dissolution, as approved by Registrant's shareholders on March 27, 2001

            3.1(9)      The Registrant's Restated Articles of Incorporation

            3.2(5)      Certificate of Designation of Rights Preferences and
                        Privileges of Series A Participating Preferred Stock of
                        Registrant

            3.3(18)     The Registrant's Amended and Restated Bylaws

            4.1(2)      Specimen Common Stock Certificate

            4.2(5)      Preferred Shares Rights Agreement dated October 30,
                        1998, between Registrant and BankBoston, N.A., Rights
                        Agent

            10.1(2) Form of Indemnification Agreement between the Registrant and each of its directors and officers

            10.2(13)    1995 Employee Stock Plan, as amended

            10.3(2)     1997 Director Option Plan and form of Director Stock
                        Option Agreement thereunder

            10.4(2) Lease Agreement dated August 7, 1996 between Registrant and South Bay/Fortan, and Tenant Estoppel Certificate dated March 25, 1997 between Registrant and CarrAmerica
                        Realty Corporation for San Jose, California office

            10.5(2)     Investors' Rights Agreement dated September 12, 1996,
                        Amendment No. 1 to Investors' Rights Agreement dated
                        November 25, 1996, Amendment No. 2 to Investors' Rights
                        Agreement dated December 18, 1996 and Amendment No. 3 to
                        Investors' Rights Agreement dated March 27, 1997 by and among the Registrant and holders of the Registrant's
                        Series A, Series B and Series Preferred Stock

            10.6(3) Warrant to purchase shares of Common Stock issued to Creative Labs, Inc.

            10.7(4)     [Reserved.]

            10.8(3)     [Reserved.]

            10.9(3)     1997 Supplementary Stock Option Plan and form of Stock
                        Option Agreement thereunder

            10.10(8)    1999 Supplementary Stock Option Plan and form of Stock
                        Option Agreement thereunder

            10.11(12)   Indemnity Escrow Agreement dated as of July 20, 2000, by
                        and among the Registrant, GigaPixel Corporation,
                        Galapagos Acquisition Corp. and U.S. Trust Company, N.A.

            10.12(12)   Consulting Agreement dated as of July 20, 2000, by and
                        between the Registrant and George T. Haber

            10.13(12)   Noncompetition Agreement dated as of July 20, 2000, by
                        and between the Registrant and George T. Haber

            10.14(12)   Contingent Recourse Non-Negotiable Promissory Note dated
                        as of July 20, 2000, made by George T. Haber for the
                        benefit of GigaPixel Corporation

            10.15(12)   Lock Up Agreement dated as of July 20, 2000, by and
                        between the Registrant and George T. Haber

            10.16(10)   Employment Agreement by and between the Registrant and
                        Alex M. Leupp, as amended effective February 1, 2001

            10.17(10)   Employment Agreement by and between the Registrant and
                        Scott D. Sellers, as amended effective February 1, 2001

            10.18(10)   Employment Agreement by and between the Registrant and
                        Richard Burns, as amended effective February 1, 2001

            10.19(10)   Employment Agreement by and between the Registrant and
                        Stephen A. Lapinski, as amended effective February 1,
                        2001

            10.20(10)   Employment Agreement by and between the Registrant and
                        Alfred R. Woodhull, as amended effective February 1,
                        2001

            10.21(11)   Credit Agreement, dated December 15, 2000 by and between
                        the Registrant and Titan Acquisition Corp. No. 2

            10.22(11)   Security Agreement, dated December 15, 2000, by and
                        between the Registrant and Titan Acquisition Corp. No. 2

            10.23(11)   Trademark Assignment Agreement, by and between 3dfx
                        Interactive Inc. and Titan Acquisition Corp. No. 2

            10.24(11)   Patent License Agreement, dated December 15, 2000, by
                        and between the Registrant, Nvidia Corporation and Titan
                        Acquisition Corp. No. 2

            10.25(11)   Patent Standstill Agreement, dated as of December 15,
                        2000, by and between Nvidia Corporation and the
                        Registrant

            10.26(15)   Lease Agreement dated December 6, 1988 by and between
                        STB de Mexico S.A. C.V. (formerly known as Industrias
                        Fronterizas de Chihuahua, S.A. de C.V.) (a subsidiary of
                        STB Systems, Inc., as lessee) and Complejo Industrial
                        Fuentes, S.A. de C.V. lessor), including an Agreement
                        for Modification dated February 25, 1994 by and between
                        the same parties

            10.27(16)   Modification Agreement dated October 4, 1996 by and
                        between STB de Mexico, S.A. de C.V. and Complejo
                        Industrial Fuentes, S.A. de C.V.

            10.28(16)   Lease Contract dated October 4, 1996 by and between STB
                        de Mexico, S.A. de C.V. (as lessee) and Complejo
                        Industrial Fuentes, S.A. de C.V. (as lessor)

            10.29(7) Amendment to Lease Agreement dated January 30, 1997 by and between STB de Mexico, S.A. de C.V. (as lessee) and Complejo Industrial Fuentes, S.A. de C.V.

            10.30(17)   Settlement Agreement and Mutual Release dated November
                        29, 2000 by and between the Registrant and William E.
                        Ogle

            10.31(17)   Lease Agreement dated July 23, 1998 by and between
                        CarrAmerica Realty L.P. and the Registrant, and an
                        amendment thereto

            10.32(17)   [Reserved.]

            10.33(17)   Lease Schedule No. 1000063905 dated December 15, 1997 by
                        and between Banc One Leasing Corporation and STB
                        Systems, Inc.

            10.34(17)   Lease Schedule No. 1000064617 dated April 17, 1998 by
                        and between Banc One Leasing Corporation and STB
                        Systems, Inc.

            10.35(17)   Lease Schedule No. 1000063259 dated October 31, 1997 by
                        and between Banc One Leasing Corporation and STB
                        Systems, Inc.

            10.36(18)   Employment Agreement by and between the Registrant and
                        Richard A. Heddleson, dated June 8, 2001

            10.37*      Lease Termination and Settlement Agreement dated April
                        19, 2002 by and among Complejo Industrial Fuentes, S.A.
                        de C.V., STB de Mexico, S.A. de C.V. and STB Systems,
                        Inc.

            10.38*      Series B Preferred Stock Purchase Agreement dated as of
                        June 13, 2002, by and among the Registrant and SF
                        Capital Partners Ltd.

            10.39* Form of Full and Final Release and Settlement by and between the Registrant and numerous creditors of the Registrant

            10.40* Form of Release and Settlement by and among Registrant and creditors of Registrant

            21.1        Subsidiaries of the Registrant

                        (a)   STB Systems, Inc.
                        (b)   3dfx Europe, Ltd.
                        (c)   GigaPixel Corporation
                        (d)   STB Assembly, Inc.
                        (e)   STB de Mexico, S.A. de C.V.
                        (f)   Symmetric Simulation Systems, Inc.

            23.1*       Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

            24.1*       Power of Attorney (included on signature page)

*    Filed herewith.

(1)  [Reserved].

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

(5) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form 8-A which was filed with the Commission on November 9, 1998 and amended by the filing of Registrant's Registration Statement on Form 8-A/A which was filed with the Commission on January 26, 2001

(6) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

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

(13) Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-42156) which was filed with the Commission on July 25, 2000.

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

(17) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

(18) Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q filed on September 17, 2001.