Form 10-Q
period 2002-04-30
3DFX INTERACTIVE INC
filed 2002-07-11
CIK 1010026

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended April 30, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______________ to _________________.

                         Commission file number 0-22651

                                   ----------

                             3DFX INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------


                      CALIFORNIA                                             77-0390421
               ------------------------                               -----------------------
   (State or Other Jurisdiction of Incorporation or              (IRS Employer Identification No.)
                    Organization)


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

Common Stock, No Par Value --- 39,799,364 shares as of July 9, 2002
================================================================================

                             3DFX INTERACTIVE, INC.

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                     PAGE

            Item 1.        Financial Statements

                           Consolidated Statements of Net Liabilities in Liquidation at
                           April 30, 2002 and January 31, 2002..........................................1

                           Consolidated Statements of Changes in Net Liabilities in Liquidation for the
                           three months ended April 30, 2002 and for the period from March 27, 2001 to
                           April 30, 2001...............................................................2

                           Condensed Consolidated Statements of Discontinued Operations for the period from February 1, 2001 to March 26, 2001......................................3

                           Condensed Consolidated Statement of Cash Flows of Discontinued Operations
                           for the period from February 1, 2001 to March 26,
                           2001.........................................................................4

                           Notes to Condensed Consolidated Financial Statements.........................5

            Item 2.        Management's Discussion and Analysis of Financial Condition
                           and Results of Discontinued Operations......................................10

            Item 3.        Quantitative and Qualitative Disclosure about Market Risk...................19

PART II    OTHER INFORMATION

            Item 1.        Legal Proceedings...........................................................19

            Item 2.        Changes in Securities and Use of Proceeds...................................20

            Item 3.        Defaults Upon Senior Securities.............................................20

            Item 4.        Submission of Matters to a Vote of Security Holders.........................20

            Item 5.        Other Information...........................................................20

            Item 6.        Exhibits and Reports on Form 8-K............................................20

SIGNATURES.............................................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    3dfx INTERACTIVE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)

                                                                   April 30,            January 31,
                                                                     2002                  2002
                                                                 ------------          ------------
Assets

  Cash and cash equivalents                                      $        208          $      1,090
  Other current assets                                                    326                   404
  Contingent receivable (Note 1)
                                                                 ------------          ------------
    Total assets                                                 $        534          $      1,494
                                                                 ============          ============


Liabilities

  Accounts payable                                               $     23,743          $     23,632
  Estimated costs during period of liquidation (Note 1)                11,462                12,264
  Commitments and contingencies (Note 5)
                                                                 ------------          ------------
    Total liabilities                                                  35,205                35,896
                                                                 ------------          ------------
    Net liabilities in liquidation                               $     34,671          $     34,402
                                                                 ============          ============



The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (In thousands)
                                  (Unaudited)




                                                         Three months ended
                                                           April 30, 2002
                                                         ------------------

Net assets in liquidation at February 1, 2002             $       (34,402)
                                                          ---------------
Changes in net assets in liquidation:

Selling, general and administrative expenses                         (269)
                                                          ---------------
Net liabilities in liquidation at April 30, 2002          $       (34,671)
                                                          ===============


                                                        For the period from
                                                         March 27, 2001 to
                                                          April 30, 2001
                                                        -------------------

Net assets in liquidation at March 27, 2001               $        20,457
                                                          ---------------
Changes in net assets in liquidation:

   Selling, general and administrative expenses                    (3,901)
   Net gain on sale of assets held for sale                         3,227
   Decrease in deferred tax asset                                 (35,000)
                                                          ---------------
      Total changes in net assets in liquidation                  (35,674)
                                                          ---------------
Net liabilities in liquidation at April 30, 2001          $       (15,217)
                                                          ===============



The accompanying notes are an integral part of these financial statements.

                    3DFX INTERACTIVE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 For the period from
                                                                                 February 1, 2001 to
                                                                                    March 26, 2001
                                                                                 -------------------

Revenues                                                                          $               --
Cost of revenues                                                                                  --
                                                                                  ------------------
Gross profit                                                                                      --
                                                                                  ------------------
Operating expenses:
    Research and development                                                                      --
    Selling, general and administrative                                                        7,801
    Amortization of goodwill and intangibles                                                      --
                                                                                  ------------------
Total operating expenses                                                                       7,801
                                                                                  ------------------
Loss from discontinued operations                                                             (7,801)
Other income (expense), net                                                                      182
                                                                                  ------------------
Loss from discontinued operations before income taxes                                         (7,619)
Provision (benefit) for income taxes
                                                                                              (4,992)
                                                                                  ------------------
Net loss from discontinued operations                                             $           (2,627)
                                                                                  ==================
Net loss per share from discontinued operations:
    Basic                                                                         $            (0.07)
                                                                                  ==================
    Diluted                                                                       $            (0.07)
                                                                                  ==================
Shares used in net income (loss) per share from discontinued operations:
    Basic                                                                                     39,788
                                                                                  ==================
    Diluted                                                                                   39,788
                                                                                  ==================


The accompanying notes are an integral part of these financial statements.

                    3DFX INTERACTIVE, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                   For the period from
                                                                                   February 1, 2001 to
                                                                                      March 26, 2001
                                                                                   -------------------

Cash flows from operating activities:
   Net loss from discontinued operations                                            $           (2,627)

Adjustments to reconcile net income to net cash from operating activities:
   Depreciation                                                                                     --
   Amortization                                                                                     --
   Stock compensation                                                                               --
   Decrease in allowance for doubtful accounts                                                  (5,573)
   Changes in assets and liabilities:
      Accounts receivable                                                                       10,725
      Inventory                                                                                    183
      Deferred tax asset                                                                            --
      Other assets                                                                                 544
      Accounts payable                                                                              --
      Accrued and other liabilities                                                            (11,394)
                                                                                    ------------------
         Net cash used in discontinued operating activities                                     (8,142)
                                                                                    ------------------
Cash flows from investing activities:
   Sales of short-term investments                                                                 188
   Purchases of property and equipment                                                              --
         Net cash provided by investment activities                                                188
                                                                                    ------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                      --
   Principal payments of capitalized lease obligations, net                                         --
                                                                                    ------------------
         Net cash provided by financing activities                                                  --
                                                                                    ------------------
Net (decrease) increase in cash and cash equivalents                                            (7,954)
Cash and cash equivalents at beginning of period                                                 9,391
                                                                                    ------------------
Cash and cash equivalents at end of period                                          $            1,437
                                                                                    ==================


The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and its Significant Accounting Policies:

3dfx

     3dfx Interactive, Inc. ("3dfx" or "the Company") was incorporated in California on August 24, 1994. 3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms. 3dfx has subsidiaries in the United States, Mexico, and other key markets in the world. The unaudited condensed consolidated financial statements include the financial statements of 3dfx and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The unaudited condensed consolidated financial statements included herein have been prepared by 3dfx pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of 3dfx, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information included therein. While 3dfx believes that the disclosures are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes included in 3dfx's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 as filed with the Securities and Exchange Commission.

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

     The asset sale to Nvidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to Nvidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and Nvidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if Nvidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx were to receive the post-closing cash payment, the 2,000,000 shares of Nvidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. Based on 3dfx's net liabilities balance of $34.7 million at April 30, 2002, 3dfx made arrangements to obtain the Series B Financing because it does not currently believe that it will satisfy all of the conditions to receipt of the post-closing cash payment from Nvidia Sub.

     The 2,000,000 shares of Nvidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. In the event the remaining consideration from Nvidia is not paid, 3dfx will have to explore other options, including filing for bankruptcy. As a result of the contingencies described above, the contingent receivable and related tax expense on the gain have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of April 30, 2002. The ultimate total of the value of Nvidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.

Series B Preferred Stock Financing

     On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital has agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock (the "Series B Financing"). The amount of the investment will be based on the sum at closing of 3dfx's fixed and determinable liabilities, maximum reasonably known undeterminable liabilities and anticipated expenses reasonably necessary to complete the liquidation, winding-up and dissolution of 3dfx. The agreement with SF Capital provides that once the amount of all of 3dfx's liabilities is determined, or if some liabilities are not determinable then the maximum amount of all undetermined liabilities shall be reasonably known to 3dfx and SF Capital, and subject to the satisfaction of certain other specified conditions, then SF Capital will place the purchase price for the shares of Series B Preferred Stock into escrow pending closing. The purchase price will be released to 3dfx from escrow, and the closing of the Series B Financing will occur, upon the satisfaction of conditions that 3dfx and SF Capital specify in the escrow agreement. The number of shares of Series B Preferred Stock of 3dfx issuable to SF Capital at closing will be equal to the quotient derived by dividing (x) the sum of the investment amount and a specified percent of the investment amount by (y) the average closing price of Nvidia common stock for the five trading days preceding the closing. The "specified percentage of the investment amount" referred to in the preceding formula ranges from 25% to 40%, and varies based on the price of Nvidia common stock preceding the closing (the higher the price of Nvidia common stock, the higher the specified percentage of the investment amount").

     The Series B Preferred Stock will not be entitled to dividends, subject to redemption or conversion, and will have no voting rights, but it will have priority for payment upon the liquidation, winding-up or dissolution of 3dfx. If 3dfx is in the process of liquidating, dissolving or winding up, immediately upon its receipt of 500,000 or more shares of Nvidia common stock, 3dfx shall distribute to the holders of the Series B Preferred Stock, at 3dfx's election, either (i) $90 cash per share of Series B Preferred Stock or (ii) one share of Nvidia stock per share of Series B Preferred Stock (the "Liquidation Preference"). In the meantime, the prior written consent of the holders of not less than a majority of the outstanding shares of Series B Preferred Stock is required for 3dfx to make any dividends, distributions or redemptions on any other securities, or for 3dfx to issue any debt or equity securities, or for 3dfx to enter into any merger, sale of shares of capital stock having voting power with respect to 35% or more of its outstanding capital stock, or any transaction in which all or substantially all of the assets of 3dfx are sold. The holders of Series B Preferred Stock will have certain other rights designed to protect their investment in 3dfx. The stock purchase agreement with SF Capital is terminable if the funding amount exceeds the $35 million level or falls under the $25 million level, if the Nvidia closing price is equal to or less than $26, if the transaction fails to close within one year, if 3dfx is in material default of the agreement or if the Nvidia common stock is delisted from the Nasdaq National Market. In addition, 3dfx sought the Series B Financing because it does not currently believe that it will satisfy all of the conditions to receipt of the post-closing cash payment provided for under the Nvidia asset purchase agreement. Nvidia's stock price is currently less than $26. There can be no assurance that the Series B Financing will be successfully closed. In the event that the Series B Financing does not close, 3dfx will have to explore other options, including filing for bankruptcy.

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

     At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, 3dfx's liquidation expenses and all of its and its subsidiaries' debts and liabilities, as well as the distribution of the Liquidation Preference to the holders of the Series B Preferred Stock. 3dfx believes that it will shortly be in a position to voluntarily petition a California court to take jurisdiction over the final steps of its winding up. In connection with this judicial process, 3dfx expects that it will be able to finally determine the total amount of its liabilities, including the maximum amount of its undeterminable liabilities, and satisfy the conditions to its receipt of the shares of Nvidia stock. However, there can be no assurance as to the total amount of 3dfx's liabilities or whether it will be able to close the Series B Financing and satisfy the conditions to receiving the shares of Nvidia stock. If any of these or other matters cannot be satisfactorily resolved, 3dfx will have to explore other options, including filing for bankruptcy.

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

     3dfx has substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, reduction in leased space and other efforts to reduce non-essential expenses. During the fiscal year 2002, 3dfx also continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors of its facilities and equipment leases. 3dfx provided manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility until its lease of that facility was terminated in April 2002. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001 and as selling, general, and administrative expense for the three months ended April 30, 2002 and for the period from March 27, 2001 to April 30, 2001.

Activities While in Liquidation

     During the three months ended April 30, 2002, 3dfx continued to negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

     At April 30, 2002, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. However, at April 30, 2002, 3dfx had total future lease obligations of $6.1 million and lease termination costs of $4.0 million in the current year, all of which has been accrued.

     During the three months ended April 30, 2002, 3dfx incurred selling, general and administrative costs of $269,000, which were comprised of personnel expenses, legal and other professional fees, current period facilities expense, lease payments and lease termination expense.

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

     At April 30, 2002, 3dfx had net liabilities in liquidation of $34.7 million. In light of the amount of 3dfx's liabilities, as well as contingencies relating to unknown or contingent liabilities and Nvidia's delivery of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.


Note 2 - Balance Sheet Components (in thousands):

Estimated Costs During Period of Liquidation:

                                                April 30,            January 31,
                                                  2002                  2002
                                              ------------          ------------
Accrued salaries, wages and benefits          $        480          $        680
Accrued leases payable                              10,062                10,563
Other accrued liabilities                              920                 1,021
                                              ------------          ------------
                                              $     11,462          $     12,264
                                              ============          ============


Note 3 - Net Loss Per Share:

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods presented.

     Diluted loss per share was the same as basic loss per share for the period from February 1, 2001 to March 26, 2001, and options to purchase approximately 3,276,380 shares of common stock were outstanding but not included in the calculation because they were anti-dilutive.

Note 4 - Comprehensive Loss:

     Total comprehensive loss for the period February 1, 2001 to March 26, 2001 was $3.4 million, comprised of $700,000 from an unrealized loss on investment in 3Dlabs and net loss from discontinued operations of $2.7 million.

Note 5 - Commitments and Contingencies:

Leases

     3dfx leases, under noncancelable operating leases, certain of its facilities and equipment. There were no capital leases outstanding as of April 30, 2002. During fiscal 2002, the Company terminated several of its operating leases. At April 30, 2002, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. However, at April 30, 2002, 3dfx had total future lease obligations of $10.1 million, all of which has been accrued. The remaining operating lease agreements existing at April 30, 2002, expire at various dates through 2007.

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

                                                                                               Factual Basis and
     Adverse Party                   Court                    Date Instituted                    Relief Sought
     -------------                   -----                    ---------------                  -----------------

Aavid Thermalloy                 44th Judicial                November 8, 2000            Collection suit on unpaid
                               District of Texas                                                  invoices.

Micron Design Systems,         Santa Clara County             August 17, 2000             Collection suit on unpaid
Inc.                             Superior Court                                                   contract.

Quickturn Design               Santa Clara County            January 25, 2001             Collection suit on unpaid
Systems, Inc.                    Superior Court                                                   contract.

Cadence Design Systems,        Santa Clara County            January 25, 2001             Collection suit on unpaid
Inc.                             Superior Court                                                   contract.

California Micro               Santa Clara County           September 24, 2001            Collection suit on unpaid
Devices, Inc.                    Superior Court                                                   contract.

Siliconware USA, Inc.          Santa Clara County              May 21, 2001               Collection suit on unpaid
                                 Superior Court                                                   contract.

Synopsis, Inc.                 Santa Clara County             August 20, 2001             Collection suit on unpaid
                                 Superior Court                                                   contract.

      In addition to these collection disputes, 3dfx is a party to litigation filed February 23, 2001 by Worldcom, Inc. in Dallas County on an open account for telephone services. The amount of damages stated in the petition was $1,389,000 plus interest and attorney's fees. Trial is set for October 14, 2002. The parties engaged in nonbinding mediation on June 24, 2002, but no resolution was achieved. Initial depositions have been conducted. 3dfx disputes Worldcom's claims and intends to vigorously defend itself in this matter.

     3dfx is also involved in litigation filed against it in the 192nd District Court on February 11, 2002 by Fortran Trust, 3dfx's lessor for its former headquarters in San Jose, California. The landlord filed for breach of lease in a tenant in possession action based on 3dfx's failure to pay rental amounts that are delinquent. 3dfx is seeking to negotiate a settlement of its lease obligations owed to Fortran Trust. The lessor also filed for and received from the court a Writ of Attachment on March 8, 2002. The lessor is presently attempting to schedule a summary judgment hearing. Finally, a default judgment was entered in favor of CarrAmerica, 3dfx's lessor for its offices in Austin, Texas, on May 20, 2002 resulting from a lawsuit filed April 18, 2002 in the 261st Judicial District Court of Travis County, Texas. The judgment is now final. CarrAmerica may take steps to enforce that judgment against 3dfx. 3dfx is seeking to negotiate a settlement of its lease obligations owed to CarrAmerica.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained in this document, including without limitation statements to the effect that 3dfx or its management "believes," "expects," "anticipates," "plans," "may," "will," "projects," "continues," or "estimates," or statements concerning "potential," or "opportunity" or other variations thereof or comparable terminology or the negative thereof, that are not statements of historical fact should be considered forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Some of such risks and uncertainties are set forth below under "Risk Factors."

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

     The asset sale to Nvidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to Nvidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and Nvidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if Nvidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx were to receive the post-closing cash payment, the 2,000,000 shares of Nvidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. Based on 3dfx's net liabilities balance of $34.7 million at April 30, 2002, 3dfx made arrangements to obtain the Series B Financing because it does not currently believe that it will satisfy all of the conditions to receipt of the post-closing cash payment from Nvidia Sub.

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

     The Series B Preferred Stock will not be entitled to dividends, subject to redemption or conversion, and will have no voting rights, but it will have priority for payment upon the liquidation, winding-up or dissolution of 3dfx. If 3dfx is in the process of liquidating, dissolving or winding up, immediately upon its receipt of 500,000 or more shares of Nvidia common stock, 3dfx shall distribute to the holders of the Series B Preferred Stock, at 3dfx's election, either (i) $90 cash per share of Series B Preferred Stock or (ii) one share of Nvidia stock per share of Series B Preferred Stock (the "Liquidation Preference"). In the meantime, the prior written consent of the holders of not less than a majority of the outstanding shares of Series B Preferred Stock is required for 3dfx to make any dividends, distributions or redemptions on any other securities, or for 3dfx to issue any debt or equity securities, or for 3dfx to enter into any merger, sale of shares of capital stock having voting power with respect to 35% or more of its outstanding capital stock, or any transaction in which all or substantially all of the assets of 3dfx are sold. The holders of Series B Preferred Stock will have certain other rights designed to protect their investment in 3dfx. The stock purchase agreement with SF Capital is terminable if the funding amount exceeds the $35 million level or falls under the $25 million level, if the Nvidia closing price is equal to or less than $26, if the transaction fails to close within one year, if 3dfx is in material default of the agreement or if the Nvidia common stock is delisted from the Nasdaq National Market. Nvidia's stock price is currently less than $26. There can be no assurance that the Series B Financing will be successfully closed. In the event that the Series B Financing does not close, 3dfx will have to explore other options, including filing for bankruptcy. See "Risk Factors - 3dfx may not be able to satisfy its debt obligations and may file or be forced into backruptcy by its creditors."

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

     3dfx has substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, reduction in leased space and other efforts to reduce non-essential expenses. During fiscal 2002, 3dfx also continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors of its facilities and equipment leases. 3dfx provided manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility until its lease of that facility was terminated in April 2002. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001, and as selling, general, and administrative expense for the three months ended April 30, 2002 and for the period from March 27, 2001 to April 30, 2001.

ACTIVITIES WHILE IN LIQUIDATION

     During the three months ended April 30, 2002, 3dfx continued to negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases. Any remaining inventory and other assets held for sale have been written down to their net realizable value, most of which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

     At April 30, 2002, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. However, at April 30, 2002, 3dfx had total future lease obligations of $6.1 million and lease termination costs of $4.0 million in the current year, all of which has been accrued.

     At April 30, 2002, 3dfx had net liabilities in liquidation of $34.7 million. In light of the amount of 3dfx's liabilities, as well as contingencies relating to unknown or contingent liabilities and Nvidia's delivery of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.

STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

     During the three months ended April 30, 2002, 3dfx incurred selling, general and administrative costs of $269,000, which were comprised of personnel expenses, legal and other professional fees, current period facilities expense, lease payments and lease termination expense.

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

     3dfx's receipt of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement has not been recorded in the accompanying consolidated statement of net liabilities in liquidation, because obtaining the cash necessary to pay 3dfx's liabilities, which 3dfx intends to accomplish through the Series B Financing, is a condition to 3dfx being entitled to receive the shares of Nvidia stock.

RESULTS OF DISCONTINUED OPERATIONS

For the period from February 1, 2001 to March 26, 2001

     Revenues. 3dfx did not have any revenues for the period from February 1, 2001 to March 26, 2001.

     Research and Development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, occupancy costs of research and development facilities, depreciation of capital equipment used in product development and engineering costs paid to 3dfx's foundries in connection with manufacturing start-up of new products. 3dfx did not incur any research and development expenses for the period from February 1, 2001 to March 26, 2001.

     Selling, General and Administrative. Selling, general and administrative expenses include compensation and benefits for sales, marketing, finance and administration personnel, commissions paid to independent sales representatives, tradeshow, advertising and other promotional expenses and facilities expenses. Selling, general and administrative expenses were $7.8 million for the period from February 1, 2001 to March 26, 2001.

     Amortization of Goodwill and Other Intangibles. For the period from February 1, 2001 to March 26, 2001, 3dfx did not record any amortization relating to goodwill or intangibles.

     Other Income (Expense), Net. Other income (expense), net was $182,000 for the period from February 1, 2001 to March 26, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2002, 3dfx had cash and cash equivalents of $208,000.

     On April 18, 2001, 3dfx completed the sale of substantially all of its assets to Nvidia Sub and at the closing received cash in the net amount of $55 million pursuant to an asset purchase agreement. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to Nvidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities. 3dfx is seeking to liquidate its remaining assets.

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

     On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital has agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock (the Series B Financing). The closing of the Series B Financing is subject to a number of conditions, some of which are beyond the control of 3dfx. 3dfx made arrangements to obtain the Series B Financing in order to provide the cash funding necessary to pay its liabilities and otherwise satisfy the requirements to the delivery of the Nvidia stock to 3dfx under the Nvidia asset purchase agreement. In addition, 3dfx sought the Series B Financing because it does not currently believe that it will satisfy all of the conditions to receipt of the post-closing cash payment provided for under the Nvidia asset purchase agreement. There can be no assurance that the Series B Financing will be successfully closed. In the event the Series B Financing does not close, 3dfx will have to explore other options, including filing for bankruptcy. See "Risk Factors - 3dfx may not be able to satisfy its debt obligations and may file or be forced into bankruptcy by its creditors."

     At April 30, 2002, 3dfx had net liabilities in liquidation of $34.7 million. In light of the amount of 3dfx's liabilities, as well as contingencies relating to unknown or contingent liabilities, the closing the Series B Financing and Nvidia's delivery of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.

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

     3dfx cannot determine at this time the amount of or whether there will be any distributions to its common shareholders because that determination depends on a variety of factors, including, but not limited to, whether and when the Series B Financing will close, whether and when Nvidia will deliver the shares of Nvidia common stock provided for under the Nvidia asset purchase agreement, whether the value of 3dfx's remaining assets, the amount of 3dfx's and its subsidiaries' known and unknown debts and liabilities (including those relating to leases) to be paid in the future, the resolution of pending litigation and other contingent liabilities, general business and economic conditions and other matters. Examples of uncertainties that could reduce the value or eliminate distributions to 3dfx common shareholders include the following:

          o Whether and when the Series B Financing will close, which is subject to a number of conditions, including (i) the period of time required to calculate the amount of 3dfx's fixed and determinable liabilities and the maximum amount of any undetermined 3dfx liabilities, (ii) the satisfaction of certain conditions necessary for SF Capital to fund the escrow contemplated by the stock purchase agreement, and (iii) the satisfaction of any further conditions that 3dfx and SF Capital may specify in the related escrow agreement.

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

3DFX MAY NOT BE ABLE TO SATISFY ITS DEBT OBLIGATIONS AND MAY FILE OR BE FORCED INTO BANKRUPTCY BY ITS CREDITORS.

     3dfx may not be able to successfully close the Series B Financing, in which event it would not have funds adequate to satisfy all of its known and unknown debts and liabilities. For example, the stock purchase agreement related to the Series B Financing is terminable by either party if, among other things, the Nvidia closing price is equal to or less than $26. Nvidia's current stock price is less than $26, and there can be no assurance that the stock price will exceed $26 at the time of closing. If Nvidia's stock price does not increase above $26 at the time of closing, SF Capital may terminate the Series B Financing and 3dfx will not have the funds needed to satisfy its known and unknown debts and liabilities. In the event 3dfx is unable to pay its outstanding debts and liabilities in the near future, 3dfx's creditors may be able to attach 3dfx assets and may force 3dfx into involuntary bankruptcy. Further, in the event that 3dfx is unable to pay or otherwise provide for its debts and obligations, there will be no assets available for distribution to 3dfx's common shareholders.

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

3DFX'S COMMON STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET EFFECTIVE MAY 16, 2001.

     As a result of the decline in the trading price of 3dfx's common stock, 3dfx's common was delisted from the Nasdaq National Market effective as of the opening of business on May 16, 2001. 3dfx's common stock is currently traded in over-the-counter bulletin board ("OTCBB") of the National Association of Securities Dealers, Inc. The delisting of 3dfx's common stock means that, among other things, fewer investors have access to trade 3dfx's common stock, which may have resulted in reduced demand for the stock. In addition, 3dfx's common stock is currently subject to penny stock regulations. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of 3dfx's common stock may find it difficult to sell their shares of common stock, which can adversely affect the market price of 3dfx's common stock.

IF 3DFX IS UNABLE TO FILE ITS SEC REPORTS IN A TIMELY MANNER, ITS COMMON STOCK WILL BE REMOVED FROM THE OTCBB.

     While 3dfx will continue to endeavor to make all required filings with the Securities and Exchange Commission in a timely manner in accordance with OTCBB rules, 3dfx may not be able to do so. If that occurs, 3dfx's common stock will be removed from the OTCBB and quoted on the National Quotation Bureau's pink sheets. This would be likely to further reduce demand for 3dfx's common stock, which could result in inadequate trading volumes to provide liquidity and could cause 3dfx's stock price to further decrease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     3dfx is a party to litigation filed February 23, 2001 by Worldcom, Inc. in Dallas County on an open account for telephone services. The amount of damages stated in the petition was $1,389,000 plus interest and attorney's fees. Trial is set for October 14, 2002. The parties engaged in nonbinding mediation on June 24, 2002, but no resolution was achieved. Initial depositions have been conducted. 3dfx disputes Worldcom's claims and intends to vigorously defend itself in this matter.

     3dfx is also involved in litigation filed against it in the 192nd District Court on February 11, 2002 by Fortran Trust, 3dfx's lessor for its former headquarters in San Jose, California. The landlord filed for breach of lease in a tenant in possession action based on 3dfx's failure to pay rental amounts that are delinquent. 3dfx is seeking to negotiate a settlement of its lease obligations owed to Fortran Trust. The lessor also filed for and received from the court a Writ of Attachment on March 8, 2002. The lessor is presently attempting to schedule a summary judgment hearing. Finally, a default judgment was entered in favor of CarrAmerica, 3dfx's lessor for its offices in Austin, Texas, on May 20, 2002 resulting from a lawsuit filed April 18, 2002 in the 261st Judicial District Court of Travis County, Texas. The judgment is now final. CarrAmerica may take steps to enforce that judgment against 3dfx. 3dfx is seeking to negotiate a settlement of its lease obligations owed to CarrAmerica.

     3dfx is also a party to various legal proceedings involving collection matters against it, all as more fully described in 3dfx's Annual Report on Form 10-K filed June 14, 2002. 3dfx is currently seeking resolutions that are mutually acceptable to the parties involved in each of these matters. However, there is no assurance that resolutions will be achieved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock. The Series B Financing has not yet been closed and therefore no shares of Series B Preferred Stock are currently outstanding. Upon issuance, the Series B Preferred Stock will not be entitled to dividends, subject to redemption or conversion, and will have no voting rights, but it will have priority for payment upon the liquidation, winding-up or dissolution of 3dfx. If 3dfx is in the process of liquidating, dissolving or winding up, immediately upon its receipt of 500,000 or more shares of Nvidia common stock, 3dfx shall distribute to the holders of the Series B Preferred Stock, at 3dfx's election, either (i) $90 cash per share of Series B Preferred Stock or (ii) one share of Nvidia stock per share of Series B Preferred Stock. In the meantime, the prior written consent of the holders of not less than a majority of the outstanding shares of Series B Preferred Stock is required for 3dfx to make any dividends, distributions or redemptions on any other securities, or for 3dfx to issue any debt or equity securities, or for 3dfx to enter into any merger, sale of shares of capital stock having voting power with respect to 35% or more of its outstanding capital stock, or any transaction in which all or substantially all of the assets of 3dfx are sold.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.01 Lease Termination and Settlement Agreement dated April 19, 2002 by and among Complejo Industrial Fuentes, S.A. de C.V., STB de Mexico, S.A. de C.V. and STB Systems, Inc. (incorporated by reference to Exhibit 10.37 to 3dfx's Annual Report on Form 10-K filed on June 14, 2002).

     (b) Reports on Form 8-K

         None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 11, 2002

                                           3DFX INTERACTIVE, INC.
                                           (Registrant)


                                           By:  /s/ RICHARD A. HEDDLESON
                                           ------------------------------------
                                           Richard A. Heddleson
                                           Chief Executive Officer and Chief
                                           Financial Officer
                                           (Principal Financial Officer and
                                             Duly Authorized Officer)