Form 10-Q
period 2002-07-31
3DFX INTERACTIVE INC
filed 2002-10-31
CIK 1010026

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 2002.

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


                                 P.O. BOX 60486
                           PALO ALTO, CALIFORNIA 94306

                                   ----------

               (Address of Principal Executive Office) (Zip Code)

                         TELEPHONE NUMBER (650) 326-7995

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

Common Stock, No Par Value -- 39,774,364 shares as of October 25, 2002

--------------------------------------------------------------------------------

                             3dfx Interactive, Inc.

                                      Index

                                                                                                                       Page
PART I        FINANCIAL INFORMATION.......................................................................................1


              ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)


                          CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION AT JULY 31, 2002, AND
                          JANUARY 31, 2002................................................................................1


                          CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION FOR THE
                          THREE AND SIX MONTHS ENDED JULY 31, 2002, AND FOR THE PERIOD FROM MARCH 27,
                          2001 TO JULY 31, 2001...........................................................................2


                          CONDENSED CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS FOR THE PERIOD FROM
                          FEBRUARY 1, 2001 TO MARCH 26, 2001..............................................................3


                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS OF DISCONTINUED OPERATIONS FOR
                          THE PERIOD FROM FEBRUARY 1, 2001 TO MARCH 26, 2001..............................................4


                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................5


              ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                          DISCONTINUED OPERATIONS........................................................................11


              ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................................19


PART II - OTHER INFORMATION..............................................................................................20


              ITEM 1.     LEGAL PROCEEDINGS..............................................................................20


              ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................21


              ITEM 3.     DEFAULTS UPON SENIOR SECURITIES................................................................21


              ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................21


              ITEM 5.     OTHER INFORMATION..............................................................................21


              ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................................................22

PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     3dfx INTERACTIVE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


Assets
                                                            July 31,     January 31,
                                                              2002           2002
                                                          ------------   ------------
  Cash and cash equivalents                               $         80   $      1,090
  Other current assets                                              26            404
  Contingent receivable (Note 1)
                                                          ------------   ------------
    Total assets                                          $        106   $      1,494
                                                          ============   ============



Liabilities


  Accounts payable                                        $     25,188   $     23,632
  Estimated costs during period of liquidation (Note 1)         10,154         12,264
  Commitments and contingencies (Note 5)
                                                          ------------   ------------

    Total liabilities                                     $     35,342   $     35,896

                                                          ------------   ------------
    Net liabilities in liquidation                        $     35,236   $     34,402
                                                          ============   ============



The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (In thousands)
                                   (Unaudited)


                                                          Three and Six months ended
                                                                 July 31, 2002
                                                          --------------------------
Net liabilities in liquidation at February 1, 2002 ....                      (34,402)

   Selling, general and administrative expenses .......                         (269)
                                                                             -------
Net liabilities in liquidation at April 30, 2002 ......                      (34,671)

   Selling, general and administrative expenses .......                         (658)
   Other ..............................................                           93
                                                                             -------
Net liabilities in liquidation at July 31, 2002 .......                      (35,236)
                                                                             =======

                                                           For the Period from
                                                            March 27, 2001 to
                                                              July 31, 2001
                                                           -------------------
Net assets in liquidation at March 27, 2001 ...........               $ 20,457

   Selling, general and administrative expenses .......                 (3,901)
   Net gain on sale of assets held for sale ...........                  3,227
   Decrease in deferred tax asset .....................                (35,000)

Net liabilities in liquidation at April 30, 2001 ......                (15,217)
                                                                      --------

   Selling, general and administrative expenses .......                 (5,929)
   Net loss on sale of assets held for sale ...........                   (948)
                                                                      --------
Net Liabilities in Liquidation at July 31, 2001 .......               $(22,094)
                                                                      ========



The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                             For the period from
                                                                             February 1, 2001 to
                                                                               March 26, 2001
                                                                             -------------------
Operating expenses:
    Selling, general and administrative                                      $             7,801
                                                                             -------------------
Total operating expenses                                                                   7,801
                                                                             -------------------
Loss from discontinued operations                                                         (7,801)
Other income (expense), net                                                                  182
                                                                             -------------------
Loss from discontinued operations before income taxes                                     (7,619)
Provision (benefit) for income taxes
                                                                                          (4,992)
                                                                             -------------------
Net loss from discontinued operations                                        $            (2,627)
                                                                             ===================
Net loss per share from discontinued operations:
    Basic                                                                    $             (0.07)
                                                                             ===================
    Diluted                                                                  $             (0.07)
                                                                             ===================
Shares used in net income (loss) per share from discontinued operations:
    Basic                                                                                 39,788
                                                                             ===================
    Diluted                                                                               39,788
                                                                             ===================



The accompanying notes are an integral part of these financial statements.

                     3DFX INTERACTIVE, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                               For the period from
                                                                               February 1, 2001 to
                                                                                 March 26, 2001
                                                                               -------------------
Cash flows from operating activities:
   Net loss from discontinued operations                                       $            (2,627)

Adjustments to reconcile net income to net cash from operating activities:
   Depreciation                                                                                 --
   Amortization                                                                                 --
   Stock compensation                                                                           --
   Decrease in allowance for doubtful accounts                                              (5,573)
   Changes in assets and liabilities:
      Accounts receivable                                                                   10,725
      Inventory                                                                                183
      Deferred tax asset                                                                        --
      Other assets                                                                             544
      Accounts payable                                                                          --
      Accrued and other liabilities                                                        (11,394)
                                                                               -------------------
         Net cash used in discontinued operating activities                                 (8,142)
                                                                               -------------------
Cash flows from investing activities:
   Sales of short-term investments                                                             188
   Purchases of property and equipment                                                          --
         Net cash provided by investment activities                                            188
                                                                               -------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                                  --
   Principal payments of capitalized lease obligations, net                                     --
                                                                               -------------------
         Net cash provided by financing activities                                              --
                                                                               -------------------
Net (decrease) increase in cash and cash equivalents                                        (7,954)
Cash and cash equivalents at beginning of period                                             9,391
                                                                               -------------------
Cash and cash equivalents at end of period                                     $             1,437
                                                                               ===================



The accompanying notes are an integral part of these financial statements.

                             3DFX INTERACTIVE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - The Company and its Significant Accounting Policies:


3dfx

         3dfx Interactive, Inc. ("3dfx" or "the Company") was incorporated in California on August 24, 1994. 3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enable an interactive and realistic 3D experience across multiple hardware platforms. 3dfx has subsidiaries in the United States and Mexico. The unaudited condensed consolidated financial statements as of July 31, 2002 and for the three and six months ended include the financial statements of 3dfx and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

         As described below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind-up and dissolve 3dfx pursuant to a plan of dissolution. 3dfx is proceeding to wind-up its affairs and dissolve. Accordingly, all activities of 3dfx as of and since March 27, 2001 are presented under the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. See "Activities While in Liquidation" below. See also Note 6.


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

         The asset sale to Nvidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to Nvidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and Nvidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if Nvidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx were to receive the post-closing cash payment, the 2,000,000 shares of Nvidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. 3dfx's net liabilities in liquidation at July 31, 2002 were $35.2 million.

         The 2,000,000 shares of Nvidia common stock will only become deliverable to 3dfx upon satisfaction of certain conditions specified in the asset purchase agreement, including the completion of the winding up of the business of 3dfx pursuant to 3dfx's plan of dissolution, and 3dfx's certification that (i) all liabilities of 3dfx and its subsidiaries have been paid in full or otherwise provided for and (ii) 3dfx has or will be validly dissolved. As a result of the contingencies described above (including 3dfx's net liabilities in liquidation, which at July 31, 2002 were $35.2 million), the contingent receivable and related tax provision on the gain have not been recorded in the accompanying consolidated statement of net liabilities in liquidation as of July 31, 2002. The ultimate total of the value of Nvidia stock received by 3dfx, if any, is dependent on the number and market value of shares received given the conditions described above.


SERIES B PREFERRED STOCK FINANCING

         On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital had agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock (the "Series B Financing"). The amount of the investment was to be based on the sum at closing of 3dfx's fixed and determinable liabilities, maximum reasonably known undeterminable liabilities and anticipated expenses reasonably necessary to complete the liquidation, winding-up and dissolution of 3dfx. The agreement with SF Capital provided that once the amount of all of 3dfx's liabilities is determined, or if some liabilities are not determinable then the maximum amount of all undetermined liabilities shall be reasonably known to 3dfx and SF Capital, and subject to the satisfaction of certain other specified conditions, then SF Capital will place the purchase price for the shares of Series B Preferred Stock into escrow pending closing. The purchase price will be released to 3dfx from escrow, and the closing of the Series B Financing will occur, upon the satisfaction of conditions that 3dfx and SF Capital specify in the escrow agreement. The number of shares of Series B Preferred Stock of 3dfx issuable to SF Capital at closing will be equal to the quotient derived by dividing (x) the sum of the investment amount and a specified percent of the investment amount by (y) the average closing price of Nvidia common stock for the five trading days preceding the closing. The "specified percentage of the investment amount" referred to in the preceding formula ranges from 25% to 40%, and varies based on the price of Nvidia common stock preceding the closing (the higher the price of Nvidia common stock, the higher the specified percentage of the investment amount").

         The Series B Preferred Stock will not be entitled to dividends, subject to redemption or conversion, and will have no voting rights, but it will have priority for payment upon the liquidation, winding-up or dissolution of 3dfx. If 3dfx is in the process of liquidating, dissolving or winding up, immediately upon its receipt of 500,000 or more shares of Nvidia common stock, 3dfx shall distribute to the holders of the Series B Preferred Stock, at 3dfx's election, either (i) $90 cash per share of Series B Preferred Stock or (ii) one share of Nvidia stock per share of Series B Preferred Stock (the "Liquidation Preference"). In the meantime, the prior written consent of the holders of not less than a majority of the outstanding shares of Series B Preferred Stock is required for 3dfx to make any dividends, distributions or redemptions on any other securities, or for 3dfx to issue any debt or equity securities, or for 3dfx to enter into any merger, sale of shares of capital stock having voting power with respect to 35% or more of its outstanding capital stock, or any transaction in which all or substantially all of the assets of 3dfx are sold. The holders of Series B Preferred Stock will have certain other rights designed to protect their investment in 3dfx. The stock purchase agreement with SF Capital is terminable if the funding amount exceeds the $35 million level or falls under the $25 million level, if the Nvidia closing price is equal to or less than $26, if the transaction fails to close within one year, if 3dfx is in material default of the agreement or if the Nvidia common stock is delisted from the Nasdaq National Market. As of October 28, 2002, Nvidia's closing common stock price was $11.16 per share. As a result, it is unlikely that the Series B Financing will be successfully closed.


LIQUIDATION, WINDING UP AND DISSOLUTION

         On December 15, 2000, the board of directors of 3dfx also approved a plan of dissolution and on March 27, 2001 this plan of dissolution was approved by 3dfx's shareholders. On March 30, 2001, 3dfx filed a certificate of election to liquidate, wind up and dissolve with the California Secretary of State's office. 3dfx is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business. Accordingly, all of the activities of 3dfx have been presented on a liquidation basis of accounting. See also Note 6.

         At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, 3dfx's liquidation expenses and all of its and its subsidiaries' debts and liabilities, as well as the distribution of the Liquidation Preference to the holders of the Series B Preferred Stock (if any).

         3dfx expects to continue to incur certain administrative and other costs associated with its bankruptcy proceeding and the winding up its affairs. The amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's common shareholders. Further, if 3dfx or its subsidiaries are subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to 3dfx common shareholders. Because of the uncertainties as to the source of any 3dfx funds, the settlement amount of 3dfx's and its subsidiaries' debts and liabilities (including tax liabilities), as well as the volatility in the market price of Nvidia's stock, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its common shareholders, if any. Only if there are assets remaining after the payment of all debts and liabilities, and the distribution of the Liquidation Preference (if any), will 3dfx common shareholders receive a distribution of those assets.

         3dfx has substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, reduction in leased space and other efforts to reduce non-essential expenses. During the fiscal year 2002, 3dfx also continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as seeking to reach mutually satisfactory settlements with the lessors of its facilities and equipment leases. 3dfx provided manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility until its lease of that facility was terminated in April 2002. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001 and as selling, general, and administrative expense for the six months ended July 31, 2002 and for the period from March 27, 2001 to July 31, 2001.


ACTIVITIES WHILE IN LIQUIDATION

         During the six months ended July 31, 2002, 3dfx continued to negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as seeking to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases. Any remaining inventory and other assets held for sale have been written down to their net realizable value, which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

         At July 31, 2002, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. However, at July 31, 2002, 3dfx had total future lease obligations of $4.8 million and lease termination costs of $4.0 million in the current year, all of which has been accrued for as estimated costs during the period of liquidation in 3dfx's statement of net liabilities in liquidation.

         During the six months ended July 31, 2002, 3dfx incurred selling, general and administrative costs of $927,000, which were comprised of personnel expenses, legal and other professional fees, current period facilities expense, lease payments and lease termination expense. 3dfx also received other income of $93,000 relating primarily to an income tax refund receivable which was collected.

         Changes in net liabilities for the period from March 27, 2001 to July 31, 2001 were a result of selling, general and administrative expenses of $9.8 million, which is comprised of operating expenses, accrued expenses and lease termination expense, partially offset by the forgiveness of liabilities, a decrease in the deferred tax asset of $35.0 million and the net gain on sale of assets to Nvidia Sub of $2.3 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to Nvidia Sub of $14.3 million, which was comprised of the purchase by Nvidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.7 million offset by proceeds of $70.0 million and (b) losses of $12.0 million on sale of and impairment of inventory and other assets held for sale.

         At July 31, 2002, 3dfx had net liabilities in liquidation of $35.2 million. In light of the amount of 3dfx's liabilities, as well as contingencies relating to unknown or contingent liabilities and Nvidia's delivery of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.

Note 2 - Balance Sheet Components (in thousands):


Estimated Costs During Period of Liquidation:


                                           July 31,       January 31,
                                             2002             2002
                                         ------------     ------------
Accrued salaries, wages and benefits     $        480     $        680
Accrued leases payable                          8,774           10,563
Other accrued liabilities                         900            1,021
                                         ------------     ------------
                                         $     10,154     $     12,264
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

         No per share data is presented on or after March 27, 2001, as such information is not meaningful.


Note 4 - Comprehensive Loss:


         Total comprehensive loss for the period February 1, 2001 to March 26, 2001 was $3.4 million, comprised of $700,000 from an unrealized loss on investment in 3Dlabs and net loss from discontinued operations of $2.7 million.


Note 5 - Commitments and Contingencies:

LEASES

         3dfx leases, under noncancelable operating leases, certain of its facilities and equipment. There were no capital leases outstanding as of July 31, 2002. During fiscal 2002, the Company terminated several of its operating leases. At July 31, 2002, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. However, at July 31, 2002, 3dfx had total future lease obligations of $8.8 million, all of which has been accrued. The remaining operating lease agreements existing at July 31, 2002, expire at various dates through 2007.


CONTINGENCIES

         3dfx was a party to the following legal proceedings involving certain collection matters against 3dfx, as previously reported in 3dfx's Annual Report on Form 10-K for the year ended January 31, 2002. The status of each proceeding is indicated in the table and, as indicated, 3dfx was successful in reaching terms agreeable to each of the indicated parties. In light of 3dfx's filing on October 15,

2002 of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, attempts to enforce any of the judgments is subject to an automatic stay.


Factual Basis and
Relief Sought                    Court                         Date Instituted               Status
-----------------                -----                         ---------------               ------
Aavid Thermalloy                 44th Judicial District of     November 8, 2000              Settled and
Collection suit on unpaid        Texas                                                       dismissed
invoices

Micron Design Systems, Inc.      Santa Clara County Superior   August 17, 2000               Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

Quickturn Design Systems, Inc.   Santa Clara County Superior   January 25, 2001              Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

Cadence Design Systems, Inc.     Santa Clara County Superior   January 25, 2001              Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

California Micro Devices, Inc.   Santa Clara County Superior   September 24, 2001            Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

Siliconware USA, Inc.            Santa Clara County Superior   May 21, 2001                  Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

Synopsis, Inc.                   Santa Clara County Superior   August 20, 2001               Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.


         3dfx is currently involved in litigation filed against it in the Superior Court of the State of California for the County of Santa Clara on February 11, 2002 by Carlyle Fortran Trust, 3dfx's landlord for its former headquarters in San Jose, California. The landlord filed for breach of lease in a tenant in possession action based on 3dfx's failure to pay rental amounts that are delinquent. On June 11, 2002, the court ruled in 3dfx's favor on a Summary Judgment motion filed by the landlord. The case was set for trial on October 21, 2002 to determine the relevant factual and legal issues, but did not occur in light of 3dfx's bankruptcy petition filing. On May 10, 2002 Carlyle Fortran Trust filed a second lawsuit in the Superior Court of the State of California for the County of Santa Clara against Nvidia and 3dfx, alleging an action for intentional interference with contract, fraudulent transfer, declaratory relief and unfair business practices. In September 2002 Carlyle Fortran Trust added certain of the directors and officers of Nvidia and 3dfx as defendants in this lawsuit.

         3dfx is a party to litigation filed February 23, 2001 by Worldcom, Inc. in Dallas County on an open account for telephone services. The amount of damages stated in the petition was $1,389,000 plus interest and attorney's fees. The parties engaged in nonbinding mediation on June 24, 2002, but no resolution was achieved. Initial discovery has been conducted. Trial is currently set for January 6, 2003, although

3dfx's bankruptcy filing may affect this trial date. 3dfx disputes Worldcom's claims and intends to vigorously defend itself in this matter.

         Finally, a default judgment was entered in favor of CarrAmerica, 3dfx's lessor for its offices in Austin, Texas, on May 20, 2002 resulting from a lawsuit filed April 18, 2002 in the 261st Judicial District Court of Travis County, Texas. The judgment is now final.

         As the Nvidia asset purchase agreement requires that 3dfx wind up and dissolve, on July 15, 2002 3dfx filed a petition with the Superior Court of the State of California for the County of Santa Clara requesting that the Court take jurisdiction over 3dfx's winding up proceeding as allowed by the California corporate law. Two of 3dfx's creditors challenged this request. The Court formally denied 3dfx's request on September 6, 2002.

         3dfx is also a party to various other lawsuits. Although the amount of any liability that could arise with respect to these other proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from these other claims will not have a material adverse effect on its financial position.


Note 6 - Subsequent Event:

         On October 15, 2002 3dfx filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California under Case No. 02-55795 and an order for relief was entered by the Bankruptcy Court. As a result of the Chapter 11 filing, claims against 3dfx are subject to an automatic stay, and no party may take action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court.


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


OVERVIEW

         3dfx developed high performance, cost-effective graphics chips, graphics boards, software and related technology that enabled an interactive and realistic 3D experience across multiple hardware platforms, but is now in the process of winding up its business. As discussed below, on March 27, 2001, 3dfx's shareholders approved proposals to liquidate, wind up and dissolve 3dfx pursuant to a plan of dissolution and to sell certain of its assets to Nvidia US Investment Company ("Nvidia Sub"), a wholly owned subsidiary of Nvidia Corporation ("Nvidia"). 3dfx is continuing to wind up its affairs and dissolve. Accordingly, all activities of 3dfx subsequent to March 27, 2001 are presented on a liquidation basis in the accompanying consolidated financial statements. Additionally, on October 15, 2002, 3dfx voluntarily filed a petition with the United States Bankruptcy Court for the Northern District of California under Chapter 11 of the United States Bankruptcy Code.

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

         The asset sale to Nvidia Sub was approved by 3dfx shareholders on March 27, 2001, and on April 18, 2001 substantially all of 3dfx's assets were sold to Nvidia Sub. Upon closing, 3dfx received $55.0 million in cash, which amount was net of repayment of the $15.0 million cash loan 3dfx received upon signing the asset purchase agreement. In addition, under the terms of the asset purchase agreement, 3dfx and Nvidia Sub caused the pending patent litigation between the parties to be dismissed with prejudice. Under the terms of the asset purchase agreement, 3dfx may receive part or all of a one-time post-closing cash payment of up to $25.0 million upon its request if it is not in breach of the asset purchase agreement, it has expended all or substantially all of the $70.0 million cash consideration in payment of its liabilities and determines in good faith that (i) the remaining portion of the cash consideration previously received by it is not sufficient to pay its remaining liabilities, and (ii) such remaining liabilities could and would be satisfied if 3dfx received the post-closing cash payment and applied it to the payment of such liabilities, and if Nvidia Sub does not determine in good faith that the requested amount would not permit 3dfx to pay in full its remaining liabilities. In the event that 3dfx were to receive the post-closing cash payment, the 2,000,000 shares of Nvidia common stock comprising the remaining consideration otherwise payable to 3dfx under the asset purchase agreement will be reduced by the number of shares equal to the quotient determined by dividing the amount of the post-closing cash payment by $25. 3dfx's net liabilities in liquidation at July 31, 2002, were $35.2 million.

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

         The Series B Preferred Stock will not be entitled to dividends, subject to redemption or conversion, and will have no voting rights, but it will have priority for payment upon the liquidation, winding-up or dissolution of 3dfx. If 3dfx is in the process of liquidating, dissolving or winding up, immediately upon its receipt of 500,000 or more shares of Nvidia common stock, 3dfx shall distribute to the holders of the Series B Preferred Stock, at 3dfx's election, either (i) $90 cash per share of Series B Preferred Stock or (ii) one share of Nvidia stock per share of Series B Preferred Stock (the "Liquidation Preference"). In the meantime, the prior written consent of the holders of not less than a majority of the outstanding shares of Series B Preferred Stock is required for 3dfx to make any dividends, distributions or redemptions on any other securities, or for 3dfx to issue any debt or equity securities, or for 3dfx to enter into any merger, sale of shares of capital stock having voting power with respect to 35% or more of its outstanding capital stock, or any transaction in which all or substantially all of the assets of 3dfx are sold. The holders of Series B Preferred Stock will have certain other rights designed to protect their investment in 3dfx. The stock purchase agreement with SF Capital is terminable if the funding amount exceeds the $35 million level or falls under the $25 million level, if the Nvidia closing price is equal to or less than $26, if the transaction fails to close within one year, if 3dfx is in material default of the agreement or if the Nvidia common stock is delisted from the Nasdaq National Market. As of October 28, 2002, Nvidia's closing common stock price was $11.16 per share. As a result, it is unlikely that the Series B Financing will be successfully closed.


BANKRUPTCY FILING

         As the Nvidia asset purchase agreement requires that 3dfx wind up and dissolve, on July 15, 2002 3dfx filed a petition with the Superior Court of the State of California for the County of Santa Clara requesting that the Court take jurisdiction over 3dfx's winding up proceeding as allowed by the California corporate law. Two of 3dfx's creditors challenged this request. The Court formally denied 3dfx's request on September 6, 2002.

         Given the foregoing developments, and in light of 3dfx's significant debts and liabilities, dwindling cash resources and the fact that 3dfx was not yet in a position to either obtain the remaining consideration provided for under the Nvidia asset purchase agreement or to close the Series B Financing, on October 15, 2002 3dfx voluntarily filed a petition with the United States Bankruptcy Court for the Northern District of California under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing, claims against 3dfx are subject to an automatic stay, and no party may take action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court. 3dfx sought bankruptcy protection because it believes that the bankruptcy process provides the best means of enabling it to repay its creditors, as well the best means of providing an opportunity for 3dfx to make a distribution to its common shareholders. In addition, under Section 502(b)(6) of the United States Bankruptcy Code, 3dfx is entitled to seek the rejection of its two unexpired leases. The Bankruptcy Code places a limit on the amount of a claim that a lessor to a rejected lease can assert, which limit is the greater of (i) one year's rent under the lease or (ii) 15% of the remaining lease rentals up to an amount equal to the total that would be due over three years. 3dfx calculates that the application of the foregoing limit would result in the elimination of approximately $5.1 million from its currently calculated net liabilities in liquidation. There can be no assurance that 3dfx will be successful in its efforts to have the leases rejected.


LIQUIDATION, WINDING UP AND DISSOLUTION

         On December 15, 2000, the board of directors of 3dfx approved a plan of dissolution and on March 27, 2001 this plan of dissolution was approved by 3dfx's shareholders. On March 30, 2001, 3dfx filed a certificate of election to liquidate, wind up and dissolve with the California Secretary of State's office. 3dfx is proceeding to wind up its affairs and is no longer operating or generating revenues in the normal course of business.

         At this time, 3dfx cannot determine if there will be any assets remaining after paying for, or providing for the payment of, 3dfx's liquidation expenses and all of its and its subsidiaries' debts and liabilities, as well as the distribution of the Liquidation Preference to the holders of the Series B Preferred Stock (if any).

         3dfx expects to continue to incur certain administrative and other costs associated with its bankruptcy proceeding and the winding up its affairs. The amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets available for distribution to 3dfx's common shareholders. Further, if 3dfx or its subsidiaries are subject to any contingent liabilities, this could require that it establish reserves that could delay any distribution to 3dfx common shareholders. Because of the uncertainties as to the source of any 3dfx funds, the settlement amount of 3dfx's and its subsidiaries' debts and liabilities (including tax liabilities), as well as the volatility in the market price of Nvidia's stock, 3dfx cannot at this time determine the timing or amount of distributions that may be made to its common shareholders, if any. Only if there are assets remaining after the payment of all debts and liabilities, and the distribution of the Liquidation Preference (if any), will 3dfx common shareholders receive a distribution of those assets.

         3dfx has substantially reduced its costs in order to conserve its resources. These cost-cutting measures included the termination of virtually all employees, reduction in leased space and other efforts to reduce non-essential expenses. During fiscal 2002, 3dfx also continued to liquidate its remaining assets, negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as seeking to reach mutually satisfactory settlements with the lessors of its facilities and equipment leases. 3dfx provided manufacturing services to third parties to help cover the overhead associated with its Juarez, Mexico manufacturing facility until its lease of that facility was terminated in April 2002. The sales and costs of sales related to these operations are recorded as other income and expense on the condensed consolidated statement of discontinued operations for the period from February 1, 2001 to March 26, 2001, and as selling, general, and administrative expense for the six months ended July 31, 2002 and for the period from March 27, 2001 to July 31, 2001.


ACTIVITIES WHILE IN LIQUIDATION

         During the six months ended July 31, 2002, 3dfx continued to negotiate with third parties for resolutions of various litigation matters that would be agreeable to all parties involved, and to reach settlements with its vendors in reduction of its accounts payable, as well as seeking to reach mutually satisfactory settlements with the lessors to its facilities and various equipment leases. Any remaining inventory and other assets held for sale have been written down to their net realizable value, which equals zero. As 3dfx is in liquidation, these remaining assets may be sold. 3dfx believes that any gains on such sales that may be realized will be immaterial.

         At July 31, 2002, 3dfx was still in negotiations to settle certain remaining leases under which it has contractual obligations. However, at July 31, 2002, 3dfx had total future lease obligations of $4.8 million and lease termination costs of $4.0 million in the current year, all of which has been accrued for as estimated costs during the period of liquidation in 3dfx's statement of net liabilities in liquidation.

         At July 31, 2002, 3dfx had net liabilities in liquidation of $35.2 million. In light of the amount of 3dfx's net liabilities, as well as significant contingencies relating to unknown or contingent liabilities and substantial uncertainty as to 3dfx's receipt of any of the remaining consideration provided for in the Nvidia asset purchase agreement or the closing of the Series B Financing, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.


STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

         During the six months ended July 31, 2002, 3dfx incurred selling, general and administrative costs of $927,000, which were comprised of personnel expenses, legal and other professional fees, current period facilities expense, lease payments and lease termination expense.

         Changes in net liabilities for the period from March 27, 2001 to July 31, 2001 were a result of selling, general and administrative expenses of $9.8 million, which is comprised of operating expenses, accrued expenses and lease termination expense, partially offset by the forgiveness of liabilities, a decrease in the deferred tax asset of $35.0 million and the net gain on sale of assets to Nvidia Sub of $2.3 million, which was comprised of the following: (a) a gain on the sale of inventory and other assets held for sale to Nvidia Sub of $14.3 million, which was comprised of the purchase by Nvidia Sub of certain inventory, fixed assets and intangible assets with net book values of $55.7 million offset by proceeds of $70.0 million and (b) losses of $12.0 million on sale of and impairment of inventory and other assets held for sale.

         3dfx's receipt of the shares of Nvidia common stock provided for in the Nvidia asset purchase agreement has not been recorded in the accompanying consolidated statement of net liabilities in liquidation, because obtaining the cash necessary to pay 3dfx's liabilities is a condition to 3dfx being entitled to receive the shares of Nvidia stock.


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

         Other Income (Expense), Net. Other income (expense), net was $182,000 for the period from February 1, 2001 to March 26, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2002, 3dfx had cash and cash equivalents of $80,000.

         On April 18, 2001, 3dfx completed the sale of substantially all of its assets to Nvidia Sub and at the closing received cash in the net amount of $55 million pursuant to an asset purchase agreement. After establishing a reserve for the winding up of its affairs, 3dfx used the remaining proceeds received from the asset sale to Nvidia Sub to pay a significant portion of its and its subsidiaries' known and determinable debts and liabilities. As described above, 3dfx must satisfy a number of conditions provided for in the Nvidia asset purchase agreement in order to qualify for payment of the remaining consideration provided for in that agreement. 3dfx has not yet satisfied those conditions, and there can be no assurance that 3dfx will be able to satisfy the conditions to its receipt of the remaining consideration provided for in the Nvidia asset purchase agreement.

         On June 13, 2002, 3dfx entered into a Series B Preferred Stock Purchase Agreement with SF Capital Partners Ltd. whereby SF Capital has agreed to invest between $25 and $35 million in 3dfx in exchange for shares of 3dfx's Series B Preferred Stock (the Series B Financing). The closing of the Series B Financing is subject to a number of conditions, and the stock purchase agreement can be terminated under a number of circumstances including if the Nvidia closing price is equal to or less than $26. Nvidia's stock price is currently less than $26. 3dfx made arrangements to obtain the Series B Financing in order to provide the cash funding necessary to pay its liabilities and otherwise satisfy the requirements to the delivery of the Nvidia stock to 3dfx under the Nvidia asset purchase agreement. As Nvidia's closing stock price was $11.16 per share on October 28, 2002, it is unlikely that the Series B Financing will be successfully closed.

         In light of 3dfx's significant debts and liabilities and the denial of 3dfx's petition requesting that a California court assume jurisdiction over its winding up, and given 3dfx's dwindling cash resources and the fact that it was not yet in a position to either obtain the remaining consideration provided for under the Nvidia asset purchase agreement or close the Series B Financing, on October 15, 2002 3dfx voluntarily filed a petition with the United States Bankruptcy Court for the Northern District of California under Chapter 11 of the United States Bankruptcy Code. 3dfx's principal anticipated liquidity needs involve personnel and professional expenses associated with its bankruptcy proceeding. 3dfx is seeking to address each of these liquidity needs with its remaining cash resources.

         At July 31, 2002, 3dfx had net liabilities in liquidation of $35.2 million. In light of the amount of 3dfx's net liabilities, as well as significant contingencies relating to unknown or contingent liabilities, and substantial uncertainty as to 3dfx's receipt of any of the remaining consideration provided for in the Nvidia asset purchase agreement or the closing of the Series B Financing, there can be no assurance that 3dfx will have any assets available for distribution to its common shareholders.


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

OF FACTORS, SOME OF WHICH ARE OUTSIDE OF 3DFX'S CONTROL, THAT COULD AFFECT THE ABILITY OF 3DFX TO MAKE DISTRIBUTIONS TO ITS COMMON SHAREHOLDERS.

         3dfx cannot determine at this time the amount of or whether there will be any distributions to its common shareholders because that determination depends on a variety of factors, including, but not limited to, whether and when 3dfx will receive the remaining consideration provided for in the Nvidia asset purchase agreement, whether and when the Series B Financing will close, what the value is of 3dfx's remaining assets, the amount of 3dfx's and its subsidiaries' known and unknown debts and liabilities (including the resolution of pending litigation and other contingent liabilities), and other matters. Examples of uncertainties that could reduce the value or eliminate distributions to 3dfx common shareholders include the following:

         o Whether and when 3dfx will satisfy the conditions to the delivery of the remaining consideration provided for in the Nvidia asset purchase agreement.

         o Whether and when the Series B Financing will close, which is subject to a number of conditions, including (i) the Nvidia stock price being greater than $26 per share (Nvidia's closing stock price on October 28, 2002 was $11.16 per share) and (ii) the funding amount necessary to satisfy all of 3dfx's debts and liabilities being less than $35 million.

         o     The uncertainties relating to 3dfx's bankruptcy proceedings.

         o     The volatility in the market price of Nvidia stock.

         o Delays in completing 3dfx's bankruptcy proceedings and the ultimate dissolution of 3dfx could result in additional expenses and result in no distributions to 3dfx common shareholders.

         o The amount of 3dfx's and its subsidiaries' debts and liabilities and the estimate of the costs and expenses of 3dfx's bankruptcy proceedings and dissolution, including any tax liabilities.

         o If liabilities of 3dfx or its subsidiaries that are unknown or contingent later arise or become fixed in amounts that are greater than anticipated.

         o If the resolution of claims disputed by 3dfx results in greater than anticipated liabilities or expenses.

For the foregoing reasons, there can be no assurance that there will be any distribution to common shareholders.


AS A RESULT OF 3DFX'S BANKRUPTCY FILING, ITS COMMON SHAREHOLDERS MAY NOT REALIZE ANY VALUE FOR THEIR SHARES.

         On October 15, 2002, 3dfx filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Currently, neither 3dfx nor its creditors have proposed a plan of reorganization and there can be no assurance that the Bankruptcy Court will confirm any plan of reorganization that 3dfx or its creditors may propose. As provided by the Bankruptcy Code, 3dfx initially has the exclusive right to propose a plan of reorganization for 120 days following the filing of its Chapter 11 petition. If 3dfx fails to file a plan of reorganization during such period or any extension thereof as approved by the Bankruptcy Court, or if such plan is not accepted by the requisite number of creditors entitled to vote on the plan, other parties in interest in the bankruptcy proceeding may be permitted to propose their own plan or plans of reorganization. The failure to have a plan of reorganization approved by the Bankruptcy Court could result in a liquidation of 3dfx's remaining assets, consisting predominantly of its cash and cash equivalents. During the bankruptcy proceeding, 3dfx will incur significant costs including, but not limited to, personnel and professional fees and other cash demands typical in bankruptcy proceedings. These costs, which are being expensed as incurred, are expected to significantly decrease 3dfx's remaining cash resources and otherwise decrease any assets that may ultimately be available for distribution to 3dfx's common shareholders. Further, 3dfx may incur unanticipated expenses and liabilities associated with the bankruptcy.

         In addition, 3dfx has not yet proposed its plan of reorganization, and it is uncertain at this time what will be the effect of the plan on its creditors and shareholders. 3dfx does not know if the plan will enable it to pay in whole or in part the claims of its creditors, nor whether there will assets sufficient to make a distribution to shareholders. Due to the existence of contingent claims, 3dfx may not be able to make a full distribution for some time, even if a distribution is made at all. 3dfx may be unable to develop, prosecute, confirm and consummate a plan of reorganization, and may incur unanticipated expenses of and liabilities associated with litigation and bankruptcy.


3DFX MAY NOT BE ABLE TO SATISFY ITS DEBT OBLIGATIONS AND UNLESS AND UNTIL IT CAN DO SO, IT WILL NOT BE ABLE TO MAKE A DISTRIBUTION TO ITS COMMON SHAREHOLDERS.

         3dfx may not be able to obtain payment of the remaining consideration provided for under the Nvidia asset purchase agreement or to close the Series B Financing, in which event it would have no apparent source of funds with which to satisfy all of its known and unknown debts and liabilities. Unless and until 3dfx can satisfy all of its debts and liabilities, it will not be able to make a distribution to its common shareholders. Further, even if 3dfx can pay all of its debts and liabilities, it is not likely that 3dfx will be able to make a distribution of any significance to its common shareholders and there can be no assurance as to the likely timing of any such distribution.


3DFX IS UNABLE TO SPECIFY THE TYPE OF ASSETS THAT MAY BE DISTRIBUTED TO 3DFX'S COMMON SHAREHOLDERS, IF ANY DISTRIBUTION IS MADE.

         In the event 3dfx is able to satisfy all of its debts and liabilities and to make a distribution of remaining assets to its common stockholders, there can be no assurance as to the type of assets that may be distributed. To the extent that 3dfx receives shares of Nvidia common stock, 3dfx may distribute the shares of Nvidia common stock received by it upon its dissolution directly to its common shareholders, or it may sell these shares in the open market or contribute the shares to a liquidating trust for the benefit of 3dfx's common shareholders. Further, 3dfx may elect to directly distribute shares of Nvidia common stock to some of its common shareholders, while distributing an equivalent per share value in cash to others who would otherwise be entitled to receive a fractional amount or small number of shares of Nvidia common stock. At this time, 3dfx is unable to provide specifics about the type of assets that 3dfx's common shareholders may receive or what the value of those assets might be at the time of distribution, if any distribution is made.

3DFX's COMMON STOCK WAS RECENTLY REMOVED FROM THE OTCBB AND IS NOW QUOTED IN THE OTC PINK SHEETS.

         Trading in 3dfx's common stock was quoted on the National Association of Securities Dealers' OTC Bulletin Board ("OTCBB") until October 2002. At that time, quotations for trading in 3dfx's common stock commenced in the OTC "pink sheets" due to 3dfx's inability to file current reports with the SEC. As a consequence, it is expected that 3dfx shareholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, 3dfx common stock.


ONCE 3DFX IS DISSOLVED OR ALL OF ITS ASSETS ARE TRANSFERRED TO A LIQUIDATING TRUST, IT WILL CLOSE ITS STOCK TRANSFER BOOKS AND NO TRANSFER OF 3DFX'S COMMON STOCK WILL BE RECORDED.

         Once 3dfx is dissolved or all of its assets are transferred to a liquidating trust, it will close its stock transfer books and no transfer of 3dfx's common stock will be recorded. Thereafter, certificates representing 3dfx common stock will not be assignable or transferable on 3dfx's books except by will, intestate succession or operation of law. The equity interests of all of 3dfx's shareholders will be fixed on the basis of their respective stock holdings at the close of business on the final record date for the distribution of all remaining assets of 3dfx, and after the final record date, any distributions made by 3dfx will be made solely to the common shareholders of record on such date, except as may be necessary to reflect subsequent transfers recorded on 3dfx's books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the final record date, the seller and purchaser of 3dfx's stock will need to negotiate and rely on contractual obligations between themselves with respect to the right to a liquidating distribution arising from ownership of 3dfx's common stock.


3DFX WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH REPORTING REQUIREMENTS UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT").

         3dfx is obligated to comply with applicable reporting requirements of the Exchange Act, even though compliance with such reporting requirements is economically burdensome. The Exchange Act provides for an exemption which allows an issuer to terminate its reporting obligations under the Exchange Act under certain circumstances. However, 3dfx is unable to terminate its reporting obligations at this time. 3dfx cannot predict if, or when, it will meet the requirements for the exemption. In the meantime, 3dfx intends to soon file a request with the Securities and Exchange Commission (SEC) requesting that the SEC approve a "no-action position" that would permit 3dfx to file bankruptcy court reports with the SEC in lieu of the periodic reports required under the Securities Exchange Act of 1934. There can be no assurance that the SEC will approve a "no-action position," but if it does so then 3dfx's SEC reporting expenses will be reduced. The expenses for the preparation and filing of reports with the SEC will in any case reduce 3dfx's limited cash resources.


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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         3dfx was a party to the following legal proceedings involving certain collection matters against 3dfx, as previously reported in 3dfx's Annual Report on Form 10-K for the year ended January 31, 2002. The status of each proceeding is indicated in the table and, as indicated, 3dfx was successful in reaching terms agreeable to each of the indicated parties. In light of 3dfx's filing on October 15, 2002 of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, attempts to enforce any of the judgments is subject to an automatic stay.


Factual Basis and
Relief Sought                    Court                         Date Instituted               Status
-----------------                -----                         ---------------               ------
Aavid Thermalloy                 44th Judicial District of     November 8, 2000              Settled and
Collection suit on unpaid        Texas                                                       dismissed
invoices

Micron Design Systems, Inc.      Santa Clara County Superior   August 17, 2000               Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

Quickturn Design Systems, Inc.   Santa Clara County Superior   January 25, 2001              Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

Cadence Design Systems, Inc.     Santa Clara County Superior   January 25, 2001              Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

California Micro Devices, Inc.   Santa Clara County Superior   September 24, 2001            Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

Siliconware USA, Inc.            Santa Clara County Superior   May 21, 2001                  Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.

Synopsis, Inc.                   Santa Clara County Superior   August 20, 2001               Stipulated judgment
Collection suit on unpaid        Court                                                       entered
contract.


         3dfx is currently involved in litigation filed against it in the Superior Court of the State of California for the County of Santa Clara on February 11, 2002 by Carlyle Fortran Trust, 3dfx's landlord for its former headquarters in San Jose, California. The landlord filed for breach of lease in a tenant in possession action based on 3dfx's failure to pay rental amounts that are delinquent. On June 11, 2002, the court ruled in 3dfx's favor on a Summary Judgment motion filed by the landlord. The case was set for trial on October 21, 2002 to determine the relevant factual and legal issues, but did not occur in light of 3dfx's bankruptcy petition filing. On May 10, 2002 Carlyle Fortran Trust filed a second lawsuit in the Superior Court of the State of California for the County of Santa Clara against Nvidia and 3dfx, alleging an action for intentional interference with contract, fraudulent transfer, declaratory relief and unfair business practices. In September 2002 Carlyle Fortran Trust added certain of the directors and officers of Nvidia and 3dfx as defendants in this lawsuit.

         3dfx is a party to litigation filed February 23, 2001 by Worldcom, Inc. in Dallas County on an open account for telephone services. The amount of damages stated in the petition was $1,389,000 plus interest and attorney's fees. The parties engaged in nonbinding mediation on June 24, 2002, but no resolution was achieved. Initial discovery has been conducted. Trial is currently set for January 6, 2003, although 3dfx's bankruptcy filing may affect this trial date. 3dfx disputes Worldcom's claims and intends to vigorously defend itself in this matter.

         Finally, a default judgment was entered in favor of CarrAmerica, 3dfx's lessor for its offices in Austin, Texas, on May 20, 2002 resulting from a lawsuit filed April 18, 2002 in the 261st Judicial District Court of Travis County, Texas. The judgment is now final.

         As the Nvidia asset purchase agreement requires that 3dfx wind up and dissolve, on July 15, 2002 3dfx filed a petition with the Superior Court of the State of California for the County of Santa Clara requesting that the Court take jurisdiction over 3dfx's winding up proceeding as allowed by the California corporate law. Two of 3dfx's creditors challenged this request. The Court formally denied 3dfx's request on September 6, 2002.

         On October 15, 2002 3dfx filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California under Case No. 02-55795 and an order for relief was entered by the Bankruptcy Court. As a result of the Chapter 11 filing, claims against 3dfx are subject to an automatic stay, and no party may take action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court. On October 15, 2002 3dfx also filed with the United States Bankruptcy Court a schedule of its assets, liabilities, executory contracts and unexpired leases. A list of 3dfx's equity security holders was also filed with the Bankruptcy Court on October 15, 2002.

         3dfx is also a party to various other lawsuits. Although the amount of any liability that could arise with respect to these other proceedings cannot be predicted accurately, 3dfx believes that any liability that might result from these other claims will not have a material adverse effect on its financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         Effective with 3dfx's voluntary filing of a petition under Chapter 11 of the United States Bankruptcy Code, all of the members of the board of directors of 3dfx resigned.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  10.1 First Amendment to Employment Agreement between 3dfx and Richard A. Heddleson.

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

              (b) Reports on Form 8-K

                  (i) Current Report on Form 8-K filed on May 16, 2002 reporting under Item 5 certain delays in filing 3dfx's Form 10-K for the year ended January 31, 2002.

                  (ii) Current Report on Form 8-K filed on June 21, 2002 reporting under Item 5 certain delays in filing 3dfx's Form 10-Q for the quarter ended April 30, 2002.

                  (iii) Current Report on Form 8-K filed on October 21, 2002 reporting under Item 3 3dfx's voluntary filing of a petition under Chapter 11 of the United States Bankruptcy Code.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2002
                                       3DFX INTERACTIVE, INC.
                                       (Registrant)

                                       By: /s/ Richard A. Heddleson
                                          --------------------------------------
                                       Richard A. Heddleson
                                       President, Chief Executive Officer and
                                       Chief Financial Officer
                                       (Principal Executive Officer and
                                       Principal Financial Officer and Duly
                                       Authorized Officer)


                                  CERTIFICATION

I, Richard A. Heddleson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 3dfx Interactive, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

October 31, 2002


                                       By: /s/ Richard A. Heddleson
                                          --------------------------------------
                                          Richard A. Heddleson,
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit Number                         Description
         --------------                         -----------
                  10.1     First Amendment to Employment Agreement between 3dfx
                           and Richard A. Heddleson.

                  99.1     Certification of Chief Executive Officer and Chief
                           Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.